Form 10-Q
period 1996-03-31
SPARTA INC /DE
filed 1996-05-10
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


/X/               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       MARCH 31, 1996

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number              0-21682

                                  SPARTA, Inc.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             63-0775889
(State or other jurisdiction of                           (I.R.S. Employer)
incorporation or organization)

      23041 AVENIDA DE LA CARLOTA, SUITE 325, LAGUNA HILLS, CA  92653-1595
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 768-8161
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     x     No
       ---        ---

As of May 3, 1996, the registrant had 6,014,502 shares of common stock, $.01 par value per share, issued and outstanding.

                                     PART I


                              FINANCIAL INFORMATION


CONSOLIDATED STATEMENT OF INCOME

                (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS
- - ----------------------------
                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                                    1996            1995
                                                -----------     -----------
SALES                                           $14,927,000     $15,215,000
                                                -----------     -----------
COSTS AND EXPENSES:

  Labor costs and related benefits                8,289,000       8,308,000

  Subcontractor & other costs                     2,907,000       2,831,000

  Facility costs                                  1,682,000       1,924,000

  Travel and other                                  840,000       1,565,000

  Interest expense, net                              29,000         105,000
                                                -----------     -----------
                                                 13,747,000      14,733,000
                                                -----------     -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                                 1,180,000         482,000

  Provision for taxes on income                     496,000         202,000
                                                -----------     -----------

  NET INCOME                                    $   684,000     $   280,000
                                                ===========     ===========

  EARNINGS PER SHARE (1)                        $      0.08     $      0.04
                                                ===========     ===========


(1)  Earnings per shares adjusted for interest and accretion - See Exhibit 11



    The accompanying notes are an integral part of the financial statements


CONSOLIDATED BALANCE STATEMENT

                 (UNAUDITED)
                                                                     MARCH         DECEMBER 31,
                                                                     1996              1995
                                                                   -----------     ------------
                                                                   (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                             $    960,000    $    222,000
  Accounts receivable                                                18,360,000      19,744,000
  Income tax receivable                                                       0          57,000
  Prepaid expenses                                                      457,000         357,000
                                                                   ------------    ------------
    TOTAL CURRENT ASSETS                                             19,777,000      20,380,000
  Equipment and improvements, net                                     5,521,000       5,757,000
  Other assets                                                        2,334,000       2,525,000
                                                                   ------------    ------------
                                                                   $ 27,632,000    $ 28,662,000
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                             $  2,627,000    $  2,766,000
  Accounts payable and other accrued expenses                         3,321,000       4,261,000
  Current portion of notes payable                                       11,000          19,000
  Current portion of subordinated debt                                  783,000       1,209,000
  Deferred income taxes                                               3,418,000       2,649,000
                                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                                        10,160,000      10,904,000
                                                                   ------------    ------------
  NOTES PAYABLE                                                          11,000         953,000
                                                                   ------------    ------------
  SUBORDINATED NOTES PAYABLE                                          1,659,000       1,735,000
                                                                   ------------    ------------
  DEFERRED INCOME TAXES                                               3,874,000       4,125,000
                                                                   ------------    ------------
  Commitment and contingencies

  REDEEMABLE PREFERRED STOCK
    Preferred stock, $.01 par value; 2,000,000 shares authorized;
    440,851 and 376,474 shares issued and outstanding                 2,054,000       1,535,000
                                                                   ------------    ------------
  STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 25,000,000 shares authorized;
    11,966,362 and 11,754,560 shares issued and outstanding             120,000         118,000
    Additional paid-in capital                                       20,501,000      19,823,000
    Retained earnings                                                18,923,000      18,455,000
    Treasury stock                                                  (29,630,000)    (28,986,000)
                                                                   ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                      9,914,000       9,410,000
                                                                   ------------    ------------
                                                                   $ 27,632,000    $ 28,662,000
                                                                   ============    ============

    The accompanying notes are an integral part of the financial statements


CONSOLIDATED STATEMENT OF CASH FLOWS

                (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                          1996            1995
                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                            $  686,000     $   280,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                          390,000         403,000
   Loss on sale of equipment                               41,000           4,000
   Employee compensation paid in stock                    653,000         608,000
   Decrease in accounts receivable                              0         120,000
   Changes in assets and liabilities:
     Accounts receivable                                1,441,000         330,000
     Prepaid expenses                                    (100,000)        (30,000)
     Other assets                                         192,000          78,000
     Accrued compensation                                (139,000)        141,000
     Accounts payable and other accrued expense          (940,000)     (1,349,000)
     Income taxes payable                                 761,000        (376,000)
     Deferred income taxes                               (283,000)       (282,000)
 Tax benefit relating to stock plan                             0           1,000
                                                       ----------     -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES          2,702,000         (72,000)
                                                       ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (196,000)       (214,000)
 Cost of acquisition, net of cash acquired                      0        (150,000)
                                                       ----------     -----------
     NET CASH USED IN INVESTING ACTIVITIES               (196,000)       (364,000)
                                                       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of redeemable preferred stock     300,000         300,000
 Proceeds from issuance of stock                           27,000          78,000
 Cash purchases of treasury stock                        (643,000)       (432,000)
 Net (repayments) proceeds line-of-credit agreement      (942,000)      1,294,000
 Principal payments on debt                              (510,000)       (476,000)
                                                       ----------     -----------
     NET CASH USED IN FINANCING ACTIVITIES              (1,768,00)        764,000
                                                       ----------     -----------
NET INCREASE IN CASH                                      738,000         328,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          222,000         122,000
                                                       ----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  960,000     $   450,000
                                                       ==========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                            $   29,000     $   105,000
                                                       ==========     ===========
   Income taxes                                        $   37,000     $   861,000
                                                       ==========     ===========



    The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last fiscal year ended on December 29, 1995; and, its first quarter ended March 29, 1996 and corresponding first quarter last year on March 30, 1995. To aid the reader of the financial statements, the year end has been presented as December 31, 1995 and the quarters and nine months ended March 31, 1995 and March 31, 1996.

In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 1996 and March 31, 1995 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $2,106,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at March 31, 1996.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 1995 should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.



RESULTS OF OPERATIONS

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                             1996                   1995
                                         ------------         ---------------
Sales                                      14,927,000              15,215,000
Gross profit (1)                            1,347,000                 869,000
Gross profit as a % of costs                     9.93%                   6.06%
Net income (2)                                684,000                 280,000
Number of staff                                   443                     448


                                                                BALANCE AT
                                           ---------------------------------------------------
                                           March 31, 1996     Dec. 31, 1995     March 31, 1995
                                           --------------     -------------     --------------
Funded 12 month backlog                        17,500,000        12,000,000         17,100,000
Total 12 mo. contract backlog                  62,700,000        67,300,000         56,400,000
Stockholders equity                             9,914,000         9,410,000         10,136,000
Equity per common share                              1.53              1.47               1.54
Stock repurchase notes                          2,442,000         2,944,000          3,792,000
Line of credit                                          0           942,000          3,567,000
Number of days sales in receivables                   106               110                128
Current ratio                                         1.9               1.7                2.1


(1) The company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)  Prior to adjustments for interest and accretion on stock - See Exhibit I


REVENUES

The Company's contract revenues for the first quarter were down 1.9% from the corresponding three month period in 1995. Profitability for the three month period ended March 31, 1996, was up 59.2% when compared to the corresponding period in 1995. The quarterly profitability increase represented primarily a return to historic profit rates as the depression on profitability of the Company's former commercial accounting subsidiary, ACT, and reduced profit recognition rates from the winding down of the Company's offshore oil platform instrumentation contracts which impacted the first quarter profitability in 1995 no longer exist. There were no borrowings against the Company's line of credit as of the end of the first quarter as compared to a borrowing level of $3,567,000 at the end of the corresponding period in 1995. The Company believes the reduction in borrowing requirements will continue through the second quarter and will contribute to improved net profitability.

ANNUALIZED BACKLOG

During the first quarter, the Company had one major competitive win and one major competitive loss, both as prime contractor. The major win was a competitive recompete of its Air Force Phillips Laboratory ("AFPL") SETA contract at Edwards Air Force Base, California. The contract value is for $20,300,000 over a period of 5 years at an expected uniform rate of expenditure. The Company believes that the contract will be fully funded. The major loss was also an AFPL contract for Integration Support Services worth approximately $50,000,000 over 5 years. There were also a number of small contract value wins and losses during the first quarter.

Annualized contract backlog decreased 6.7% in the first quarter, from $67,300,000 to $62,700,000. Significant reduction in annualized backlog came as a result of (1) reduced future funding for the Company's Terminal Missile Defense COEA effort, (2) delay in future funding on the Test Bed/FMP and ISA contracts, (3) a stretchout of the THAAD program where the Company is a subcontractor to Lockheed., and (4) reduction in future funding on the SSDC Logistics contract. These reductions in backlog totaled approximately $8,000,000. These reductions were, in part, offset by backlog increases in several operations. The current annualized backlog is approximately $62,700,000. As a result of these reductions in backlog, the Company estimates the projected sales in 1996 at $66,000,000.

FACILITIES

The downsizing experienced in 1993 and 1994 required from reductions in the BMDO budget has stabilized. The reduced staff levels from prior years had caused a temporary period of unused or excess leased facilities. Management has made a concerted effort to reduce facility costs by lease buyouts, subletting excess space and re-negotiating existing leases and consolidating as leases terms expire. These efforts have been successful and excess capacity has been to a large extent eliminated.

LIQUIDITY AND CAPITAL RESOURCES

SPARTA's primary sources of liquidity are funds provided by operations and the bank line of credit. The line of credit provides for borrowings up to $10,000,000 with all borrowing due December 1, 1997. There were no borrowings under the line of credit at March 31, 1996.

STOCKHOLDER EQUITY

The major staff reduction starting in mid 1993 and continuing through much of 1994 and having stabilized in 1995 resulted in a financial strain on the Company's capital resources. The Company's past policy has been to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during the period resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and also significantly cut-back cash repurchases of stock from terminating employees as a result of the limitations of the stock plan. This action was taken to restore stockholders' equity. The Company has increased stockholder's equity from $9,202,000 at the end of 1994 to $9,410,000 at the end of 1995. Stockholder equity on March 31, 1996 was $9,912,000. This included a one time repurchase of $1,000,000 of stock from shareholders in July of 1995. This one time repurchase was authorized by the Board of Directors to provide additional stock liquidity to any stockholder who wanted to participate in the repurchase.

STOCK PURCHASE AGREEMENT

In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000 and provided further, that the total number of shares of Preferred Stock purchases during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price equal to the current Formula Price. The Agreement also grants SAIC the right, exercisable after the second anniversary of the Agreement, to require the Company to repurchase all of the Preferred Stock then held by SAIC at the then current Formula Price. In the event the option is exercised, the Company may issue SAIC a subordinated note bearing an interest rate equal to the lesser of prime or 10%. The Company intends to use the proceeds of sales of Preferred Shares under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC purchased an additional $300,000 worth of SPARTA preferred stock in the first quarter of 1995, bringing its total purchase to $1,800,000 which represents 6.8% of the outstanding stock.

STOCK REPURCHASE PROGRAM

The Company continues to conduct its repurchase program, under which the Company repurchases shares of the Company's stock desired to be sold by the Company's existing stockholders. All such stock repurchases (whether from terminating employees or others) are subject to quarterly restrictions which are designed to insure that the Company's liquidity and equity are not materially impaired. The Company's stock price is determined by a formula. Under the current Formula Price for pricing stock, liquidity is not a factor in the equation. However, it should be noted that any extended period of non-liquidity may require the Board of Directors to make a change in the stock price formula to factor in the lack of liquidity. The Formula Price is reviewed annually by an independent stock appraiser to assure the Board of Directors that the stock price formula is calculating a price within a reasonable fair market price range.

RECEIVABLES TURN-AROUND

Days sales outstanding decreased to 106 days at March 31, 1996, from 110 days at December 31, 1995, and from 128 days at March 31, 1995. The decrease was caused by an active program to turn around receivables, the billing of retentions for DCAA audited years 1990 through 1993, and the completion of the large Heidrun off-shore oil platform instrumentation program. The Company continues to actively monitor receivables with emphasis placed on collection activities.

DEBT-TO-EQUITY

The Company's debt-to-equity ratio, as defined by the bank, was 0.9 at March 31, 1996 versus 1.0 at December 31, 1995 and 1.1 at March 31, 1995. The decline was caused by reductions in debt. All capital expenditures were financed through operating funds and the revolving line of credit. The Company anticipates that its existing capital resources will be adequate for its planned operations for the foreseeable future.

EFFECTS OF INFLATION

The majority of the Company's contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, net income as a percentage of revenues has not been significantly impacted by the effects of inflation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  SPARTA, INC.

                                                  /s/ B. WARREN KNUDSON
                                                  ------------------------------
Date: May 6, 1996                                 B. Warren Knudson
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal financial and chief
                                                  accounting officer)

                                  EXHIBIT INDEX

                                  SPARTA, INC.

                          QUARTER ENDED MARCH 31, 1996




Exhibit
  No.                Description of Exhibits


    11               Statement re:  Computation of Per Share Earnings

    27               Financial Data Schedule