Form 10-Q
period 1996-06-30
SPARTA INC /DE
filed 1996-08-08
CIK 875623

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

For the Quarterly Period Ended       June 30, 1996
                                -----------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number       0-21682
                      -------------------------

                                SPARTA, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              63-0775889
        -------------------------------               -----------------
        (State or other jurisdiction of               (I.R.S. Employer)
        incorporation or organization)

    23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA  92653-1595
    --------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


                                (714) 768-8161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

As of June 28, 1996, the registrant had 6,084,039 shares of common stock, $.01 par value per share, issued and outstanding.

                                     PART I


                             FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF INCOME
             (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS

                                            THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                            --------------------------     -------------------------
                                                1996          1995           1996          1995
                                            ------------   -----------     -----------   -----------
SALES                                       $18,237,000   $16,073,000     $33,164,000   $31,288,000
                                            -----------   -----------     -----------   -----------

COSTS AND EXPENSES:

Labor costs and related benefits              8,346,000     7,743,000      16,635,000    16,051,000

Subcontractor & other costs                   5,365,000     4,063,000       8,272,000     6,894,000

Facility costs                                1,788,000     1,833,000       3,470,000     3,757,000


Travel and other                              1,111,000     1,231,000       1,951,000     2,796,000

Loss on sale of ACT                                  --       700,000              --       700,000

Interest expense, net                            11,000       150,000          40,000       255,000
                                            -----------   -----------     -----------   -----------

                                             16,621,000    15,720,000      30,368,000    30,453,000
                                            -----------   -----------     -----------   -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                             1,616,000       353,000       2,796,000       835,000

PROVISION FOR TAXES ON INCOME                   679,000       148,000       1,174,000       350,000
                                            -----------   -----------     -----------   -----------

NET INCOME                                  $   937,000   $   205,000     $ 1,622,000   $   485,000
                                            ===========   ===========     ===========   ===========
EARNINGS PER SHARE(1)                       $      0.17   $      0.03     $      0.25   $      0.08
                                            ===========   ===========     ===========   ===========

(1) Earnings per shares adjusted for interest and accretion -- See Exhibit 11




    The accompanying notes are an integral part of the financial statements

CONSOLIDATED BALANCE STATEMENT
             (UNAUDITED)

                                                                      JUNE                DECEMBER 31,
                                                                      1996                    1995
                                                                   -----------            ------------
                                                                   (Unaudited)              (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                            $  3,101,000            $    222,000
  Accounts receivable                                               19,245,000              19,744,000
  Income tax receivable                                                      -                  57,000
  Prepaid expenses                                                     486,000                 357,000
                                                                  ------------            ------------
    TOTAL CURRENT ASSETS                                            22,832,000              20,380,000
  Equipment and improvements, net                                    5,534,000               5,757,000
  Other assets                                                       1,603,000               2,525,000
                                                                  ------------            ------------
                                                                  $ 29,969,000            $ 28,662,000
                                                                  ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                            $  2,611,000            $  2,766,000
  Accounts payable and other accrued expenses                        5,029,000               4,261,000
  Current portion of notes payable                                      11,000                  19,000
  Current portion of subordinated debt                                 821,000               1,209,000
  Deferred income taxes                                              3,454,000               2,649,000
                                                                  ------------            ------------
    TOTAL CURRENT LIABILITIES                                       11,926,000              10,904,000
                                                                  ------------            ------------
NOTES PAYABLE                                                            3,000                 953,000
                                                                  ------------            ------------
SUBORDINATED NOTES PAYABLE                                           1,370,000               1,735,000
                                                                  ------------            ------------
DEFERRED INCOME TAXES                                                3,551,000               4,125,000
                                                                  ------------            ------------
Commitments and contingencies

REDEEMABLE PREFERRED STOCK

  Preferred stock, $.01 par value; 2,000,000 shares
  authorized; 507,815 and 376,474 shares issued
  and outstanding                                                    2,275,000               1,535,000
                                                                  ------------            ------------
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 25,000,000 shares authorized;
  12,176,917 and 11,754,560 shares issued and outstanding              122,000                 118,000
  Additional paid-in capital                                        21,019,000              19,823,000
  Retained earnings                                                 19,809,000              18,455,000
  Treasury stock                                                   (30,106,000)            (28,986,000)
                                                                  ------------            ------------
    TOTAL STOCKHOLDERS' EQUITY                                      10,844,000               9,410,000
                                                                  ------------            ------------
                                                                  $ 29,969,000            $ 28,662,000
                                                                  ============            ============



     The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
             (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30
                                                                         ------------------------------------
                                                                             1996                    1995
                                                                         ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                             $  1,622,000             $   485,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                            795,000                 868,000
     Loss on sale of equipment                                                103,000                   5,000
     Employee compensation paid in stock                                      987,000                 924,000
     Decrease in accounts receivable                                                0                 120,000
     Changes in assets and liabilities:
       Accounts receivable                                                    556,000                 313,000
       Prepaid expenses                                                      (130,000)                 44,000
       Other assets                                                           923,000                 476,000
       Accrued compensation                                                  (155,000)                140,000
       Accounts payable and other accrued expense                             768,000              (1,220,000)
       Income taxes payable                                                   797,000              (1,150,000)
       Deferred income taxes                                                 (566,000)               (565,000)
     Tax benefit relating to stock plan                                         1,000                   1,000
                                                                          -----------             -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,701,000                 441,000
                                                                          -----------             -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (676,000)               (510,000)
  Cost of acquisition, net of cash acquired                                         0                (150,000)
                                                                          -----------             -----------
        NET CASH USED IN INVESTING ACTIVITIES                                (676,000)               (660,000)
                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable preferred stock                        600,000                 600,000
  Proceeds from issuance of stock                                              84,000                 190,000
  Cash purchases of treasury stock                                         (1,119,000)               (830,000)
  Net (repayments) proceeds line-of-credit agreement                         (942,000)              1,137,000
  Principal payments on debt                                                 (769,000)               (853,000)
                                                                          -----------             -----------
        NET CASH USED IN FINANCING ACTIVITIES                              (2,146,000)                244,000
                                                                          -----------             -----------

NET INCREASE IN CASH                                                        2,879,000                  25,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              222,000                 122,000
                                                                          -----------             -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,101,000             $   147,000
                                                                          ===========             ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                             $    40,000              $   255,000
                                                                         ===========              ===========
    Income taxes                                                         $   943,000              $ 1,365,000
                                                                         ===========              ===========




     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION
- ------------------------------

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last fiscal year ended on December 29, 1995; and, its second quarter ended June 30, 1996 and corresponding second quarter last year on June 30, 1995. To aid the reader of the financial statements, the year end has been presented as December 31, 1995 and the quarters and six months ended June 30, 1995 and June 30, 1996.

In the opinion of management, the unaudited financial information for the six-month period ended June 30, 1996 and June 30, 1995 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES
- --------------------

Unbilled accounts receivable include $1,025,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at June 30, 1996.

NOTE C - INCOME TAXES
- ---------------------

Income taxes for interim periods are computed using the estimated annual effective rate method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 1995, should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.


RESULTS OF OPERATIONS

                                        For three months ended June 30,      For six months ended June 30,
                                        -------------------------------      -----------------------------
                                            1996               1995               1996             1995
                                        ------------      -------------      -----------        ----------
Sales                                     18,247,000        16,073,000        33,164,000        31,288,000
Gross profit(1)                            1,863,000           886,000         3,210,000         2,215,000
Gross profit as a % of costs                   11.37%             5.83%            10.72%             7.62%
Net income(2)                                937,000           205,000         1,622,000           485,000
Number of staff                                  460               466               460               446




                                                                           Balance at
                                                         -------------------------------------------------
                                                         June 30, 1996    Dec. 31, 1995      June 30, 1995
                                                         -------------    -------------      -------------
Funded 12 month backlog                                     23,700,000       12,000,000         17,200,000
Total 12 month contract backlog                             62,200,000       67,300,000         60,300,000
Stockholders equity                                         10,844,000        9,410,000          9,981,000
Equity per common share                                           1.64             1.47               1.55
Stock repurchase notes                                       2,191,000        2,944,000          3,425,000
Line of credit                                                       0          942,000          3,380,000
Number in days sales in receivables                                 90              110                128
Current ratio                                                      2.1              1.7                2.4

(1) The company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)  Prior to adjustments for interest and accretion on stock - See Exhibit 11

REVENUES

The Company's contract revenues for the second quarter were up 13.5% from the corresponding three month period in 1995. Profitability for the three month period, ended June 30, 1996, was up 122.8% when compared to the corresponding period in 1995. The quarterly profitability increase represented primarily a return to historic profit rates. The depression on profitability of the Company's former commercial accounting subsidiary, ACT, and reduced profit recognition rates from the winding down of the Company's offshore oil platform instrumentation contracts no longer exist. There were no borrowings against the Company's line of credit as of the end of the second quarter as compared to a borrowing level of $3,408,000 at the end of the corresponding period in 1995. The Company believes the reduction in borrowing requirements will continue through the third quarter and will contribute to improved net profitability for the year, but that the current, exceptionally high rate of profitability may not be sustained for the entire year.


ANNUALIZED BACKLOG

During the second quarter, the Company had no major competitive wins and no major competitive losses. There were a number of small contract value wins and losses during the second quarter on contracts between $500,000 and $1,500,000.

Annualized contract backlog decreased 0.8% from $62,700,000 at the end of the first quarter to $62,200,000 at the end of the second quarter. As a result of these reductions in backlog, the Company estimates the projected sales in 1996 between $66,000,000 and $68,000,000.

FACILITIES

The downsizing experienced in 1993 and 1994 required from reductions in the BMDO budget has stabilized. The reduced staff levels from prior years had caused a temporary period of excess leased facilities. Management has made a concerted effort to reduce facility costs by lease buyouts, subletting excess space, re-negotiating existing leases and consolidating as leases terms expire. These efforts have been successful and excess capacity has been to a large extent eliminated. A lease on a new facility location in Rosslyn, Virginia, was entered into in the second quarter for the Company's Advanced Systems and Technology Operation.

LIQUIDITY AND CAPITAL RESOURCES

SPARTA's primary sources of liquidity are funds provided by operations and the bank line of credit. The line of credit provides for borrowings up to $10,000,000 with all borrowing due December 1, 1997. There were no borrowings under the line of credit at June 30, 1996. Total borrowings under the line for the year through June 30, 1996, have resulted in interest costs of $3,100 as compared to $149,000 for the same period in 1995.

STOCKHOLDER EQUITY

The major staff reduction starting in mid 1993 and continuing through much of 1994 and having stabilized in 1995 resulted in a financial strain on the Company's capital resources. The Company's past policy has been to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during the period resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and also significantly cut-back cash repurchases of stock from terminating employees as a result of the limitations of the stock plan. This action was taken to restore stockholders' equity. The Company has increased stockholder's equity from $9,202,000 at the end of 1994 to $10,844,000 on June 30, 1996.
This included the effect of special stock repurchases, in addition to normal quarterly repurchases, of $1,000,000 in stock from shareholders in July of 1995 and of $507,000 from former employees in the second quarter of 1996. The 1995 repurchase was authorized by the Board of Directors to provide additional stock liquidity to any stockholder who wanted to participate in the repurchase. Additionally, the second quarter 1996 repurchase of former employee stock was authorized by the Board of Directors as in the best interests of the company and its stockholders.

STOCK PURCHASE AGREEMENT

In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC is obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000 and provided further, that the total number of shares of Preferred Stock purchases during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price equal to the current Formula Price. The Agreement also grants SAIC the right, exercisable after the second anniversary of the Agreement, to require the Company to repurchase all of the Preferred Stock then held by SAIC at the then current Formula Price. In the event the option is exercised, the Company may issue SAIC a subordinated note bearing an interest rate equal to the lesser of prime or 10%. The Company intends to use the proceeds of sales of Preferred Shares under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC purchased an additional $300,000 worth of SPARTA preferred stock in the second quarter of 1996, bringing its total purchase to $2,100,000 which represents 7.7% of the outstanding stock.

STOCK REPURCHASE PROGRAM

The Company continues to conduct its stock repurchase program, under which the Company repurchases shares of the Company's stock desired to be sold by the Company's existing stockholders. All such stock repurchases (whether from terminating employees or others) are subject to quarterly restrictions which are designed to insure that the Company's liquidity and equity are not materially impaired. The Company's stock price is determined by a formula. Under the current Formula Price for pricing stock, liquidity is not a factor in the equation. However, during any extended period of non-liquidity, the Board of Directors may make a change in the stock price formula to factor in the lack of liquidity. The Formula Price is reviewed annually by an independent stock appraiser to assure the Board of Directors that the stock price formula is calculating a price within a reasonable fair market price range. All audits to date have shown the stock price calculated by the current formula to fall within the range of price determined by the independent auditor for companies of similar size and business areas.

RECEIVABLES

Days sales outstanding decreased to 90 days at June 30, 1996, from 106 days at March 31, 1996, and from 128 days at June 30, 1995. The decrease was caused by an active program to turn around receivables, the billing of retentions for years audited and closed (1990 through 1993), and the completion of its large Heidrun off-shore oil platform instrumentation program. The Company continues to actively monitor receivables with emphasis placed on collection activities.

DEBT-TO-EQUITY

The Company's debt-to-equity ratio, as defined by the bank, was 0.9 at June 30, 1996 versus 0.9 at March 31, 1996 and 1.0 at June 30, 1995. The decline was caused by reductions in debt. All capital expenditures were financed through operating funds and the revolving line of credit. The Company anticipates that its existing capital resources will be adequate for its planned operations for the foreseeable future.

EFFECTS OF INFLATION

The majority of the Company's contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include labor and other cost escalations in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by the effects of inflation.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPARTA, INC.

                                        /s/  B.  WARREN KNUDSON
                                        ----------------------------------
Date:   August 7, 1996                  B. Warren Knudson
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal financial and chief
                                        accounting officer)

                                 EXHIBIT INDEX

                                  SPARTA, INC.

                          QUARTER ENDED JUNE 30, 1996





 Exhibit                                                                                       Sequential
   No.              Description of Exhibits                                                    Page No.
- ---------           -----------------------                                                    --------
   11               Statement re:  Computation of Per Share Earnings

   27               Financial Data Schedule