Form 10-Q
period 1996-09-30
SPARTA INC /DE
filed 1996-11-08
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended         September 30, 1996
                               ---------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

Commission file number              0-21682
                       -------------------------------------

                                  SPARTA, Inc.
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         63-0775889
    --------------------------                         -------------------
    (State or other jurisdiction of                     (I.R.S. Employer)
    incorporation or organization)

       23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595
    ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 768-8161
    ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
    ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  x      No
   -----      -----

As of September 27, 1996, the registrant had 5,897,960 shares of common stock, $.01 par value per share, issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF INCOME

               (UNAUDITED)
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------------

                                         THREE MONTHS ENDED SEPTEMBER 30        NINE MONTHS ENDED SEPTEMBER 30
                                         --------------------------------       -------------------------------

                                             1996                1995               1996               1995
                                         ------------        ------------       ------------       ------------

SALES                                    $ 17,817,000        $ 13,142,000       $ 50,981,000       $ 44,430,000
                                         ------------        ------------       ------------       ------------

COSTS AND EXPENSES:

  Labor costs and related benefits          8,640,000           7,660,000         25,275,000         23,712,000

  Subcontractor & other costs               5,336,000           2,363,000         13,608,000          9,257,000

  Facility costs                            1,679,000           1,760,000          5,149,000          5,517,000

  Travel and other                            936,000             569,000          2,887,000          3,364,000

  Loss on sale of ACT                              --                   0                 --            700,000

  Interest expense, net                        (6,000)            114,000             34,000            369,000
                                         ------------        ------------       ------------       ------------

                                           16,585,000          12,466,000         46,953,000         42,919,000
                                         ------------        ------------       ------------       ------------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                           1,232,000             676,000          4,028,000          1,511,000

PROVISION FOR TAXES ON INCOME                 518,000             284,000          1,692,000            634,000
                                         ------------        ------------       ------------       ------------

NET INCOME                               $    714,000        $    392,000       $  2,336,000       $    877,000
                                         ============        ============       ============       ============

EARNINGS PER SHARE(1)                    $       0.09        $       0.06       $       0.33       $       0.14
                                         ============        ============       ============       ============


(1) Earnings per shares adjusted for interest and accretion - See Exhibit 11







     The accompanying notes are an integral part of the financial statements

CONSOLIDATED BALANCE STATEMENT

               (UNAUDITED)

                                                                       SEPTEMBER          DECEMBER 31,
                                                                          1996                1995
                                                                      ------------        ------------
                                                                       (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS
  Cash                                                                $  4,304,000        $    222,000
  Accounts receivable                                                   18,046,000          19,744,000
  Income tax receivable                                                         --              57,000
  Prepaid expenses                                                         435,000             357,000
                                                                      ------------        ------------
    TOTAL CURRENT ASSETS                                                22,785,000          20,380,000
  Equipment and improvements, net                                        5,648,000           5,757,000
  Other assets                                                           1,748,000           2,525,000
                                                                      ------------        ------------
                                                                      $ 30,180,000        $ 28,662,000
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued compensation                                                $  3,789,000        $  2,766,000
  Accounts payable and other accrued expenses                            4,446,000           4,261,000
  Current portion of notes payable                                          11,000              19,000
  Current portion of subordinated debt                                     740,000           1,209,000
  Deferred income taxes                                                  3,342,000           2,649,000
                                                                      ------------        ------------
    TOTAL CURRENT LIABILITIES                                           12,328,000          10,904,000
                                                                      ------------        ------------
NOTES PAYABLE                                                                3,000             953,000
                                                                      ------------        ------------
SUBORDINATED NOTES PAYABLE                                               1,217,000           1,735,000
                                                                      ------------        ------------
DEFERRED INCOME TAXES                                                    3,268,000           4,125,000
                                                                      ------------        ------------

Commitments and contingencies

REDEEMABLE PREFERRED STOCK

  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  507,815 and 376,474 shares issued and outstanding                      2,788,000           1,535,000
                                                                      ------------        ------------
STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 25,000,000 shares authorized;
  12,176,917 and 11,754,560 shares issued and outstanding                  123,000             118,000
  Additional paid-in capital                                            21,584,000          19,823,000
  Retained earnings                                                     20,318,000          18,455,000
  Treasury stock                                                       (31,449,000)        (28,986,000)
                                                                      ------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                                          10,576,000           9,410,000
                                                                      ------------        ------------
                                                                      $ 30,180,000        $ 28,662,000
                                                                      ============        ============





     The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

               (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                             ------------------------------
                                                                1996               1995
                                                             -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $ 2,336,000        $   877,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            1,153,000          1,188,000
      Loss on sale of equipment                                  106,000              4,000
      Employee compensation paid in stock                      1,334,000          1,271,000
      Decrease in accounts receivable                                  0            120,000
      Changes in assets and liabilities:
        Accounts receivable                                    1,755,000          5,637,000
        Prepaid expenses                                         (78,000)            85,000
        Other assets                                             778,000            436,000
        Accrued compensation                                   1,023,000            502,000
        Accounts payable and other accrued expense               185,000         (2,793,000)
        Income taxes payable                                     685,000         (1,430,000)
        Deferred income taxes                                   (849,000)          (848,000)
      Tax benefit relating to stock plan                           7,000              1,000
                                                             -----------        -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES            8,435,000          5,050,000
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,150,000)          (774,000)
    Cost of acquisition, net of cash acquired                          0           (150,000)
                                                             -----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES               (1,150,000)          (924,000)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable preferred stock           900,000            900,000
  Proceeds from issuance of stock                                305,000            220,000
  Cash purchases of treasury stock                            (2,462,000)        (2,452,000)
  Net (repayments) proceeds line-of-credit agreement            (942,000)        (1,707,000)
  Principal payments on debt                                  (1,004,000)        (1,060,000)
                                                             -----------        -----------
          NET CASH USED IN FINANCING ACTIVITIES               (3,203,000)        (4,099,000)
                                                             -----------        -----------

NET INCREASE IN CASH                                           4,082,000             27,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 222,000            122,000
                                                             -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 4,304,000        $   149,000
                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                 $    34,000        $   369,000
                                                             ===========        ===========
    Income taxes                                             $ 1,856,000        $ 2,912,000
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

The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last fiscal year ended on December 29, 1995; and, its third quarter ended September 27, 1996 and corresponding third quarter last year on September 29, 1995. To aid the reader of the financial statements, the year end has been presented as December 31, 1995 and the quarters and nine months ended September 30, 1995 and September 30, 1996.

In the opinion of management, the unaudited financial information for the nine-month period ended September 30, 1996 and September 30, 1995 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.


NOTE B - RECEIVABLES

Unbilled accounts receivable include $1,435,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at September 30, 1996.


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

RESULTS OF OPERATIONS

                                   Three months ended Sept. 30,        Nine months ended Sept. 30,
                                   ----------------------------        ----------------------------
                                      1996              1995              1996              1995
                                   ----------        ----------        ----------        ----------

Sales                              17,817,000        13,142,000        50,981,000        44,430,000
Gross profit (1)                    1,469,000           720,000         4,680,000         2,936,000
Gross profit as a % of costs             8.99%             5.80%            10.11%             7.08%
Net income (2)                        714,000           392,000         2,336,000           877,000
Number of staff                           479               436               479               436


                                                                      Balance at
                                                   ------------------------------------------------
                                                   Sept. 30, 1996   Dec. 31, 1995    Sept. 30, 1995
                                                   --------------   -------------    --------------

Funded 12 month backlog                              27,300,000       12,000,000       16,500,000
Total 12 month contract backlog                      67,200,000       67,300,000       61,300,000
Stockholders equity                                  10,576,000        9,410,000        9,125,000
Equity per common share                                    1.65             1.47             1.50
Stock repurchase notes                                1,956,000        2,944,000        3,270,000
Line of credit                                                0          942,000          520,000
Number in days sales in receivables                          86              110              120
Current ratio                                               1.9              1.7              2.7

(1) The Company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.
(2)   Prior to adjustments for interest and accretion on stock - See Exhibit 11


REVENUES

The Company's contract revenues for the third quarter were up 35.5% from the corresponding three month period in 1995. Profitability for the three month period, ended September 30, 1996, was up 82.1% when compared to the corresponding period in 1995. The quarterly profitability increase represented primarily a return to historic profit rates. The depression on profitability resulting from the Company's former commercial accounting subsidiary (both its operating losses and subsequent divestiture), ACT, and reduced profit recognition rates from the winding down of the Company's offshore oil platform instrumentation contracts no longer exist. There were no borrowings against the Company's line of credit as of the end of the third quarter as compared to a borrowing level of $520,000 at the end of the corresponding period in 1995. The Company believes the reduction in borrowing requirements will continue through part of the fourth quarter and will contribute to improved net profitability for the year, but that the current rate of profitability may not be sustained for the entire year.


ANNUALIZED BACKLOG

During the third quarter, the Company had two major competitive losses. They were the MPO PST&I contract for approximately $25,000,000 over 5 years, bid as the prime contractor, and the AF BRAMAS contract, bid as a subcontractor for $5,700,000 over 5 years. The Company was notified in early October of two major competitive wins. The first being the NASA RF&ISS contract bid as a major subcontractor, valued at over $8,000,000 over 5 years, and the second being the BMDO TMD SETA bid as the prime contractor, valued at over $50,000,000 over 5 years. The impact on 12 month contract backlog of the RF&ISS contract has been included in the 12 month contract backlog of $67,200,000. However, the TMD SETA contract backlog has not been included due to a protest filed with the GAO by the unsuccessful incumbent. If included, the 12 month contract backlog would be on the order of $77,000,000. The Company believes the protest has no merit but cannot predict with any confidence when this protest will be resolved or even if it will be resolved in the Company's favor.


FACILITIES

The downsizing in 1993 and 1994 caused a temporary period of excess facility space. The Company's facilities under lease for 1997 are now consistent with its staffing requirements in almost every location. The win of the TMD SETA contract and the eventual resolve of the GAO protest in the Company's favor will require significant hiring and the addition of leased space in Rosslyn, Virginia. This additional space will not be leased until the protest is settled. The AMP Operation has entered into a new lease starting in February, 1997, consistent with its space requirements. With the moving of AMPO from its LaJolla facility, all of the Company's excess leased space which contributed significantly to costs will no longer be under lease.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The line of credit provides for borrowings up to $10,000,000 with all borrowing due December 1, 1997. There were no borrowings under the line of credit at September 30, 1996. Total borrowings under the line for the year through September 30, 1996, have resulted in interest costs of $3,200 as compared to $218,000 for the same period in 1995. If increasing sales and accounts receivable forecast for 1997 materialize, it is expected that the Company will return to normal use of the line.


STOCKHOLDER EQUITY

The major staff reduction starting in mid 1993, continuing through much of 1994, and stabilizing in 1995 resulted in a financial strain on the Company's capital resources. The Company's past policy has been to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during the period resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and also significantly cut-back cash repurchases of stock from terminating employees as a result of the limitations of the stock plan. This action was taken to restore stockholders' equity. The Company has increased stockholder's equity from $9,202,000 at the end of 1994 to $10,576,000 on September 30, 1996. This
included the effect of special stock repurchases, in addition to normal quarterly repurchases, of $1,000,000 in stock from shareholders in July of 1995 and of $507,000 from former employees in the second quarter of 1996. The 1995 repurchase was authorized by the Board of Directors to provide additional stock liquidity to any stockholder who wanted to participate in the repurchase. Additionally, the second quarter 1996 repurchase of former employee stock was authorized by the Board of Directors as in the best interests of the Company and its stockholders.


STOCK PURCHASE AGREEMENT

In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000 and provided further, that the total number of shares of Preferred Stock purchases during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price equal to the current Formula Price. The Agreement also grants SAIC the right, exercisable after the second anniversary of the Agreement, to require the Company to repurchase all of the Preferred Stock then held by SAIC at the then current Formula Price. In the event the option is exercised, the Company may issue SAIC a subordinated note bearing an interest rate equal to the lesser of prime or 10%. The Company intends to use the proceeds of sales of Preferred Shares under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC purchased an additional $300,000 worth of the Company preferred stock in the third quarter of 1996, bringing its total purchase to $2,400,000 which represents 8.8% of the outstanding stock. SAIC has indicated its intent not to purchase additional Company preferred stock in the 21 November 1996 and 21 February 1996 stock trades due to its utilization of investment funds for several major acquisitions.


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


RECEIVABLES

Days sales outstanding decreased to 86 days at September 30, 1996, from 90 days at June 30, 1996, and from 120 days at September 30, 1995. The decrease was caused by an active program to turn around receivables, the billing of retentions for years audited and closed (1990 through 1993), and the completion of its large Heidrun off-shore oil platform instrumentation program. The Company continues to actively monitor receivables with emphasis placed on collection activities.


DEBT-TO-EQUITY

The Company's debt-to-equity ratio, as defined by the bank, was 0.9 at September 30, 1996 versus 0.9 at June 30, 1996 and 0.8 at September 30, 1995. All capital expenditures were financed through operating funds and the revolving line of credit. The Company anticipates that its existing capital resources will be adequate for its planned operations for the foreseeable future.


EFFECTS OF INFLATION

The majority of the Company's contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include labor and other cost escalation's in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by the effects of inflation.


EFFECTS OF 1996 FEDERAL ELECTIONS

The Company continues to have over 85% of its contracts with the Department of Defense. The Company anticipates little or no effect on its anticipated sales for the next 12 months as a result of the outcome of the November, 1996, federal elections for President, Senators, and Representatives. However, future sales in its government business areas representing the federal budget submitted to Congress in 1997 for Fiscal Year 1998 could have a significant impact on the sales in 1998 and subsequent years depending on the results of the 1996 federal elections.

                                  EXHIBIT INDEX

                                  SPARTA, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996



Exhibit                                                             Sequential
  No.        Description of Exhibits                                 Page No.


   11        Statement re:  Computation of Per Share Earnings

   27        Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPARTA, INC.

                                        /s/  B.  WARREN KNUDSON
                                       -------------------------------
Date:     November 7, 1996             B. Warren Knudson
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal financial and chief
                                       accounting officer)