Form 10-K405
period 1997-01-03
SPARTA INC /DE
filed 1997-04-03
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended January 3, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _________ to __________

                         Commission file number 0-21682

                                  SPARTA, Inc.
                                  ------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                   63-0775889
            --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA   92653-1595
--------------------------------------------------------   ----------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (714) 768-8161
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------                           -------------------
             None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                        Options to Purchase Common Stock
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 1, 1997 was $33,858,504.

As of February 1, 1997, 5,708,854 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SPARTA, Inc.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                             Page
                                                                                                                             ----
PART 1

      ITEM 1.     BUSINESS ...................................................................................................1

      ITEM 2.     PROPERTIES..................................................................................................7

      ITEM 3.     LEGAL PROCEEDINGS...........................................................................................7

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................7

PART II

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................................................................8

      ITEM 6.     SELECTED FINANCIAL DATA....................................................................................11

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................................................................12

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................15

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................................................................16

PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................16

      ITEM 11.    EXECUTIVE COMPENSATION.....................................................................................18

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................................................................21

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................23

      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K...................................................................................................24

                                     PART I


ITEM 1. BUSINESS

General

      SPARTA, Inc. ("SPARTA" or the "Company") performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services and other agencies of the U.S. Department of Defense. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for the Ballistic Missile Defense ("BMD"); develops engineering solutions to accommodate conflicting technological, schedule and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication and testing of prototype hardware. SPARTA's technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; advanced signal processing; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; composite materials; and marine instrumentation. SPARTA also manufactures composite parts for aircraft and missile systems.

      The Company is also a 50% partner in a Norwegian ANS partnership ("OCEANOR SPARTA ANS") under which it performs offshore instrumentation work in Norway. The primary contract ended in September 1995 with warranties effective through September 1997. In 1994, the Company established a wholly-owned subsidiary called ACT\SPARTA, incorporated in California, to resell commercial accounting software packages. In May 1995, the assets of ACT/SPARTA were sold to the managers of that company. Also in 1995, a new subsidiary, Commercial Technology, Inc. ("CTI"), was formed and in 1996 did business as SPARTA Marine Instrumentation ("SMI"). As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company, SPARTA Alabama and CTI, the Company's wholly owned subsidiary.

      Performance of scientific, engineering, technical and other services, under contracts with Department of Defense ("DoD") agencies, either as a prime contractor or subcontractor, accounted for approximately 88% of the Company's revenues in the fiscal year ended January 3, 1997. Contracts to other non-DoD government agencies accounted for an additional 3% of the Company's revenues and the balance of 9% was commercial work.

      In the area of strategic defense systems, the Company provides a wide range of scientific, engineering, and analytical services and technical support to various organizations of the Department of Defense. These services and support are provided both directly to these agencies or indirectly via subcontracts from major defense and aerospace contractors. The agencies have primary responsibility for developing strategic defense systems which include
(i) sophisticated reconnaissance and surveillance equipment, (ii) long range missile and weapons systems to protect the United States from attack and provide the United States with retaliatory capability, (iii) threater missile defense and (iv) command, control, communication and intelligence systems which control and integrate the operations of strategic reconnaissance, surveillance and weapons systems.

      The Ballistic Missile Defense Organization ("BMDO") was established as a separate agency of the Department of Defense to integrate into a single agency all the military activities carried out for defense against ballistic missiles by the U.S. Air Force, the U.S. Army and the U.S. Navy. The BMDO is an umbrella organization that funds and supervises technology and system development for defensive systems which defend against both nuclear and non-nuclear ballistic missiles. Contracts for scientific, engineering and technical assistance services for the BMDO have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMDO programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the uncertainties created by the combined effects of political changes affecting the former Soviet Union and Eastern Europe, continuing negotiations for new arms reduction treaties and increasing pressures to reduce the federal budget deficit through defense budget reductions. However, BMD continues to be a large part of the Company's business. In 1996, 1995 and 1994, BMD revenues accounted for 41%, 45% and 31% , respectively, of sales. Government BMDO funding for government fiscal year ("GFY") 1996 was $3.4 billion, up from $2.7 billion in GFY 1995. The program, as restructured starting in GFY 1994, emphasized Theater Missile Defense ("TMD") rather than National Missile Defense ("NMD"). Most of the Company's past BMDO business has been in the NMD area. In 1996, the Company was successful in converting essentially all of its BMD contract base to the support of TMD. At the end of 1996, the Company was successful in winning a large TMD systems engineering and technical assistance program at BMDO.

      The BMDO budget appropriation for GFY 1997 is $3.6 billion with some renewed emphasis on NMD as well as continuing support of TMD. BMD will be affected by governmental budget decisions, international events, proliferation of nuclear weapons and international arms negotiations over which the Company has no influence. As a result, there can be no assurance that the present commitment of the United States to BMD will materialize or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and Defense Department agencies, have been in existence for more than 39 years. The Company believes that many strategic defense programs will continue to be funded by these agencies.

      The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multi-task projects with multi-disciplinary requirements. Located in twenty-four offices in eight states, including four government facilities, within close proximity to government agencies and private contractors for which services are performed, the Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company.

         The Company was originally incorporated in the State of Alabama in August 1979 under the name SPARTA, Inc. ("SPARTA Alabama"). On December 8, 1989, the Company reincorporated in Delaware. In connection with the reincorporation, each outstanding share of SPARTA Alabama Common Stock, $.02 par value, and each share of SPARTA Alabama Preferred Stock, $.02 par value, was converted into one share of Common Stock, $.01 par value, of the Company. In addition, all options to purchase Common Stock or Preferred Stock of SPARTA Alabama were converted into options to purchase an equal number of shares of Common Stock of the Company. Certain historical information contained herein and described as relating to the Company reflects the operations of SPARTA Alabama prior to December 8, 1989.

Industry Background

      A substantial portion of the U.S. defense budget is devoted to the development of new weapons and defense systems and system upgrades. However, development of new weapons and defense systems and upgrades requires a considerable scientific, engineering and analytical expertise which is often beyond the resources of the government agencies which are responsible for development of those systems.

      As a result, U.S. government defense and military agencies have relied, in part, on outside service firms such as the Company to assist them in the performance of their responsibilities. Such firms provide analytical, technical and engineering support services throughout the life-cycle of complex weapons and defense systems. This life-cycle typically begins with a requirements definition phase in which particular strategic or tactical needs, opportunities and objectives are identified and the technological requirements and configuration or design of a system is defined in terms of those needs, opportunities or objectives. Requirements definition involves analyses of numerous and seemingly diverse factors, including (i) the current state of technology; (ii) the performance of existing weapons and defense systems; (iii) developments or changes in military and weapons capabilities of other countries which can create potential new military threats that must be counteracted; (iv) changes in US strategic or tactical policies and the effects of geo-political developments, which may require changes in defensive strategies or tactics; and
(v) budgetary and economic considerations. The life-cycle continues through the development, testing, manufacture, deployment and maintenance of systems and technology.

      Scientific, engineering and technical assistance firms, such as the Company, play a significant role in this development process by gathering and analyzing complex data, developing design alternatives and solutions to accommodate conflicting requirements, establishing development priorities, assisting in the preparation of requirements for various programs and in the evaluation of bids received for those programs, and developing software and other systems for testing and validating weapons system hardware and software. Finally, such firms are relied on to develop software and other systems which simulate combat situations for training of military personnel in the operation of the new or upgraded weapons and defense systems.

      Reliance by government agencies on outside firms for independent scientific, engineering and technical services has decreased in the most recent government fiscal years. Although the government will continue to use outside firms for oversight and independent analysis, the trend is to place more reliance on the system development contractors to oversee their own development efforts through stronger internal controls. The Company does not believe that this change in direction will have a significant adverse effect on the Company.

      In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. In addition, there has been a strong movement in acquisition reform resulting from the Federal Acquisition Streamlining Act ("FASA"). None of these initiatives is expected to impact the Company's business activities.

Company Strategy

      The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 536 employees, of which more than 90% have earned undergraduate and/or advanced degrees in a wide variety of disciplines including aeronautical, electrical and mechanical engineering, physics, mathematics, computer science, business management and management information systems.

      The Company relies heavily on its senior management and professional staff to obtain contracts which involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past five years, the Company has succeeded in obtaining larger contracts in more diverse areas, including test and training range support for the U.S. Air Force and evaluation of foreign military systems for the Army.

      Due to the size, complexity and multi-disciplinary requirements of many government contracts, teaming arrangements among defense contractors are common, with one contractor serving as the prime contractor and others acting as subcontractors. The Company will continue to follow the practice of teaming with other government contractors to bid on procurements which require capabilities in areas outside of the Company's expertise to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company will pursue subcontractor roles from the large prime contractor system developers. The Company will continue to pursue small business set-aside programs. The Company expects to remain qualified for small business programs for several more years. The Company is a small business in most of its business areas, where the threshold for contracts is 1,000 employees or less.

      Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company is now pursuing the development of products and services which exploit these military technologies in the commercial marketplace. Such technologies include lasers, composite materials and secure communications.

Organization

      In 1996, the Company reorganized by restructuring its operations into the following three sectors: (1) Information Systems, (2) Defense & Space Systems and (3) Hardware Systems. This approach integrated the Company's capabilities and resources for key business targets and provided dedicated and focused business development leadership for each of those business areas. In addition, the Company established the Marine Systems

Division as a wholly-owned subsidiary, Commercial Technology, Inc., which does business as SPARTA Marine Instrumentation ("SMI"). Shown below is a summary of the business areas of each sector:

      Defense and Space Systems Sector - This sector performs systems formulation, analysis, engineering, and design for advanced military and space systems.

      Hardware Systems Sector - This sector performs engineering services and hardware analysis, design, development and production for products for military and commercial applications. SMI reports to the Hardware Systems Sector President.

       Information Systems Sector - This sector works on networked computer and communication systems, software and hardware technologies, and provides services and software products for government and commercial applications.


Marketing

      The Company's marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. This information is then evaluated by the Company, and teams of Company scientists, engineers and analysts are formed along functional, geographic and other lines in order to devise and implement the best means of taking advantage of available business opportunities. This occasionally includes the preparation of unsolicited proposals responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations from various U.S. government agencies as discussed below.

      The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is now a government mandated award criteria factor. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian and military personnel responsible for weapons and defense systems programs, the Company has established offices at 24 locations in proximity to the agencies and other contractors for which the Company provides services. Moreover, the Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged, however, to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

      The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex and multi-disciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime and a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Nichols Research, W. J. Schafer Associates, BDM Federal, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed Martin, TRW, Hughes, Motorola, Raytheon, and Lockheed Martin\Texas Instruments Joint Venture, among others.

       Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. As a result of big cuts in the real dollars available for procurement in the defense budget over the last few years, there are fewer new opportunities and stronger cost competitions. Cost has become as important and sometimes more important than technical and management capabilities. The Company is also looking for opportunities outside of the Defense Department. Several technologies developed for the military are being evaluated for possible introduction into the commerical market place.

U.S. Government Contracts

      Approximately 91% of the Company's fiscal year 1996 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the Department of Defense. The Company's business is performed principally under cost reimbursement, fixed price and fixed rate time and materials contracts.

      Cost reimbursement contracts include cost-plus-fixed fee and cost-plus-award fee contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee, which may either be fixed by the contract (cost-plus-fixed fee) or the customer's subjective evaluation of the Company's work (cost-plus-award fee). Under U.S. government regulations, certain costs, including financing costs, are not reimbursable. In a cost reimbursement contract, the Company can incur an actual loss only if unreimbursable costs exceed the fixed or award fee.

      Under firm fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased actual costs of performing the contract. Under fixed price (level-of-effort) contracts, the Company agrees to perform certain work for a fixed price and an agreed-upon level of effort. For example, a given contract may provide for the number of hours to be spent by the Company on the contract. Fixed price (level-of-effort) contracts are less risky than firm fixed price contracts. If the Company uses all the agreed-upon level-of-effort, it may stop work and receive the entire payment, regardless of whether all the work was completed. Under a fixed rate, time and materials contract, the customer agrees to pay a specific negotiated rate for each hour worked or performed against a task order under the contract and to reimburse material "at cost".

      Greater risks are involved under firm fixed price contracts than under fixed price (level-of-effort) contracts, fixed rate, time and materials contracts and other types of cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to hardware. At this time, the Company has less than 5% of its revenue resulting from firm fixed price contracts relating to the delivery of hardware. Most of the Company's contracts are low risk fixed price (level-of-effort), cost reimbursement and fixed rate, time and materials contracts.

      All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the Defense Contract Audit Agency through the fiscal year ended December 31, 1993. Indirect contract costs for periods subsequent to fiscal year 1993 have been recorded at amounts which are expected to be realized upon final settlement.

      The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer generally is obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contract terminations in 1996. The Company doesn't anticipate any terminations of programs and contracts in 1997. However, no assurances can be given that such events will not occur. The revenues and income of the Company also would be materially affected by changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company.

      In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall Department of Defense budget, including possible budgetary restraints resulting from deficit reduction programs such as the

Gramm-Rudman Act. The Company's business can also be affected by any significant delay between Congress and the Administration in reaching a defense budget accord.


Backlog

      The following table shows the dollar amount of the Company's 12-month backlog at the dates stated:

                                                      January 3, 1997           December 29, 1995
                                                      ---------------           -----------------
Funded 12-Month Backlog                                 $34,900,000                 $12,000,000
                                                        -----------                 -----------
Unfunded 12-Month Backlog                                41,500,000                  55,300,000
                                                        -----------                 -----------
   Total Funded/Unfunded Contract Backlog               $76,400,000                 $67,300,000
                                                        ===========                 ===========

      Funded backlog represents all current contracts expected to be performed during the next 12 months for which the Company has received funding. Unfunded 12-month backlog includes the 12-month expected value of future incremental funding on existing or negotiated contracts. As a result, in part, of U.S. government funding practices, most of the Company's funded backlog at any given date is represented by work that will be performed within twelve months.

      Although the Company's backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

Competition

      The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. government security clearances. There are many companies which compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal and a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. In addition, due to defense budget reductions, there are fewer new opportunities and more intense cost competition. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance. Since an important role of firms such as the Company is to develop requirements for various programs and even, occasionally, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies in response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost and the reputation of the firm based on prior performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing".

Patents and Proprietary Rights

      The Company, at present, holds a small number of patents. All of these patents are related to defense technology conversions, some of which the Company plans to exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas are not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

Employees

      Most of the Company's employees are highly skilled and educated. Approximately 90% of the Company's employees have college degrees, and 50% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer sciences and business and management. The Company's professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multi-disciplinary approaches to the projects it undertakes.

      The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In the last few years, the Company has experienced a higher turnover of employees than in prior years. Some of this turnover can be attributed to the changes and perturbations in the defense industry and some can be attributed to the Company's reduced bonus and raise pools relative to prior years and the lack of stock price growth. Prior to these recent years, the Company experienced very little turnover and great success in recruiting. The Company believes that a return to growth is the key to recruiting and retaining a highly-qualified staff. Such growth will enhance its employee stock ownership program and restore its other incentives to industry comparative levels.

      At January 3, 1997, the Company employed 536 employees, a majority of which are based in the Company's facilities in California, Virginia and Alabama. The number of employees at 449 at the end of 1995, was essentially the same as the 450 at the end of 1994. The Company believes that its employee relations are excellent, and it has not experienced any labor disputes or work stoppages.


ITEM 2. PROPERTIES

      The Company's principal corporate offices, comprised of approximately 12,500 square feet of office space leased through December 1997, are located in Laguna Hills, California. It is not certain at this time whether the Company will renew this lease or move to another local facility. The Company's other offices, aggregating approximately 250,000 square feet, including offices located in the cities of Huntsville, Alabama; San Diego, California; Boston, Massachusetts; Rosslyn, Virginia; and McLean, Virginia, are occupied under leases which expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities during the fiscal year ended January 3, 1997 was approximately $2,970,000. In 1996, the Company continued to reduce space in California, but added space in Virginia to accommodate the increase in the number of employees resulting from one major contract win. At the end of 1996, the Company reduced space in the La Jolla office from 45,000 sq. ft. to 30,000 sq. ft. by moving to a smaller new facility at a reduced rate. The Company also added one facility in Rosslyn, Virginia of 11,300 sq. ft. and signed another lease in Rosslyn at the end of the year for 8,900 sq. ft.


ITEM 3.    LEGAL PROCEEDINGS

           Not applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Lack of Public Market: Internal Repurchase Program

      Except as noted below, the Company is primarily owned by its current employees and directors. Accordingly, the Company's 1987 Nonqualified Stock Option Plan (the "Option Plan") and the Company's Certificate of Incorporation place restrictions on the transferability of the Company's Common Stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company's securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of Common Stock owned by the Company's stockholders, the Company has established and maintains a program which permits the Company's stockholders to offer all or any portion of their shares (except shares of "unvested" stock) for sale to the Company on February 21, May 21, August 21 or November 21 of any year (each a "Stock Repurchase Date") or at such other interim dates as the Board of Directors of the Company may designate from time to time, at a per share price equal to the Formula Price (as hereinafter defined) as of such Stock Repurchase Date.

          The Company's repurchase program is, however, a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. Moreover, the number of shares which the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares from time to time does not materially impair the Company's financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation. For example, in May of 1996, the Board of Directors authorized the purchase of all stock offered on 21 May 1996 from former employees. In November of 1996, the Board again authorized the purchase of all stock offered on 21 November 1996 from former employees.

      The Company's policy prior to 1994 was to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, in April of 1994, the Company suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. The Company did not reinstate the practice of repurchasing stock from terminating employees with promissory notes in 1996. Because of the special authorization granted to repurchase former employees' stock as stated above, the percentage of stock held by former employees dropped in 1996. As of the end of 1996, former employees only held 8.7% of all the outstanding stock, or 556,000 shares. The percentage was 11.8% at the end of 1995.

      In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The

Agreement also grants SAIC the right, exercisable after the second anniversary of the Agreement, to require the Company to repurchase all of the Preferred Stock then held by SAIC at the then current Formula Price. The Company has used the proceeds of sales of Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. As of the end of 1996, SAIC owned 569,000 shares of Preferred Stock, which represented 8.9% of the total capital stock outstanding. It is unknown at this time if SAIC will resume purchasing Preferred Stock.

Formula Price

      The Formula Price is based upon a formula (the "Formula") which is established by the Company's Board of Directors, and which is subject to revision by the Board of Directors from time to time.

      The Formula, as currently in effect, provides that the Formula Price is equal to the sum of (i) a fraction, the numerator of which is the sum of the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a Formula Price revision is to occur ("SE"), the aggregate principal amount of the long term portion of the Company's long term subordinated promissory notes at the end of such fiscal quarter ("SN"), and the aggregate exercise price of all stock options which were exercisable as of the end of such fiscal quarter ("CX"), and the denominator of which is the sum of the number of issued and outstanding shares of Common Stock and Preferred Stock of the Company ("SI") and the number of shares of Common Stock issuable upon the exercise of stock options which are exercisable ("SV") at the end of that fiscal quarter, and (ii) the product of 7 multiplied by the "future growth factor" ("FG"), multiplied by the average annual "earnings per share" of the Company for the eight fiscal quarters immediately preceding the price revision ("A"). (For this purpose, "earnings" include both net income and the tax benefits to the Company from option exercises and disqualifying dispositions of incentive stock option shares, and "shares" include both outstanding shares and shares subject to vested stock options.) The "future growth factor", or "FG", is the lesser of
1.5 or the number obtained by dividing (a) the sum of the Company's gross profit for the four fiscal quarters immediately preceding the date on which the price revision occurs, and the projected gross profit for the four fiscal quarters immediately following the end of such prior period by (b) the Company's gross profit during the eight fiscal quarters immediately preceding the price revision, and squaring the quotient so obtained. The Formula Price, expressed as an equation, is as follows:

                    Formula Price = SE + SN + CX + (7FG x A)
                                    ------------
                                       SI + SV

Where:

SE = Stockholders' equity which includes all common and preferred stock
SN = Aggregate principal amount of subordinated notes (long term portion)
CX = Aggregate exercise price of vested stock options
SI = Number of shares issued and outstanding
SV = Number of shares subject to vested stock options
FG = The lesser of 1.5 or gross earnings over the past twelve months plus projected gross earnings over the next twelve months divided by gross earnings over the past twenty-four months, the quotient of which is squared
A  = Average annual "earnings per share" for the preceding eight quarters

      For purposes of the Formula, projected gross profit is determined by the Company's CEO based on information provided monthly by each of the Company's Division Managers concerning all contract proposals which have been sent to customers for evaluation and source selection by his or her division. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and "probability of win" assessment. This information is then reviewed and revised by the Company's Operation Managers before submission to the Chief Executive Officer.

      The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity may require the Board of Directors to make a change in the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed in April of each year by an independent outside appraisal firm to see that the Formula is producing a price within a range of fair market value.

      The Formula has been revised three times since its inception in 1979. The Formula as initially adopted, was as follows:

            Formula Price = K (SE/SI + 5 x 24 month average of P/SI)

                                where P = Profit

      As initially adopted, the Formula did not take into account the potential dilutive effect of the exercise of the Company's outstanding vested stock options. Accordingly, in February 1985, the Formula was revised to take all outstanding vested options into account in computing the earnings per share term of the Formula, and to take all such options (as well as their aggregate exercise price) into account in computing the equity per share term of the Formula.

      In April 1986, following an extensive analysis of the Formula and a comparative assessment of the Formula Price relative to the stock prices of comparable public and private companies by the Company's management, additional revisions were made to the Formula for the purpose of (i) bringing the Formula Price more in line with the stock prices of other comparable companies, (ii) causing the Formula Price to behave more like the market price of a publicly held company (with the price/earnings ratio increasing in periods of growth and declining in periods of slow growth), and (iii) causing the Formula Price to decline more rapidly in the event of major earnings declines or losses. These revisions of the Formula involved (i) the elimination of the "K" factor, which was a coefficient scheduled to be increased linearly from a value of 0.25 at the end of fiscal l980 to a value of 1.0 at the end of fiscal 1986, (ii) the change of the earnings per share multiplier from 5 to 7, and (iii) the addition of a "future growth factor." Following the approval of these revisions by the Company's Board of Directors and stockholders, the Formula, as revised, was phased in over the following seven fiscal quarters by computing the Formula Price as a phased composite of the Formula as it existed immediately preceding these revisions and as it existed following these revisions.

      In January 1988, a minor revision was made to the Formula due to the impact on the Company of the Tax Reform Act of 1986, which resulted in a significant decrease in the Company's marginal tax rate. The FG, or future growth, term was initially included in the Formula with the intent that it reflect changes in the Company's growth prospects, not changes in earnings due solely to changes in the Company's tax rate. As a result, the Formula was revised by substituting gross profit for net profit in the computation of the FG term.

      In addition to the three revisions to the Formula described above, in 1990 a change in the expression of the Formula, but not its substance, was made. Since 1988, when the Company first issued subordinated promissory notes, the value of the subordinated notes has been included in the equity per share term of the Formula, consistent with the treatment of such notes by the Company's principal bank. In 1990, the "SN" term was added to the Formula to more clearly reflect this fact.

      The Formula Price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the Formula Price is recalculated. Such information is prepared by the Company without independent review. Consequently, from time to time certain of the information used to calculate the Formula Price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, no retroactive adjustment of the Formula Price has ever been made.

      Within a day or two following each recalculation of the Formula Price, each of the Company's stockholders is given written notification of the new Formula Price, which notification sets forth in detail the calculations by which the new Formula Price has been determined.

Price Range of Common Stock

      Shares which are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder's association with the Company, are generally repurchased at a price which is equal to the Formula Price then in effect. The following table sets forth information regarding the Formula Price of the Common Stock, rounded to the nearest cent, for the periods beginning on the dates indicated:

                                          Formula Price per
                                         Share of Common Stock
                                        ----------------------
                                        1996             1995
                                        -----            -----
         January 21                     $4.66            $4.05
         April 21                        4.48             3.84
         July 21                         4.90             3.95
         October 21                      5.35             4.19

Dividend Policy

      The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

      As of February 1, 1997 there were approximately 362 holders of record of the Company's Common Stock.

Repurchase Rights of the Company, Restrictions on Transferability

      All shares of the Company's Common Stock are subject to the Company's right (but not obligation) to repurchase such shares in the event of a termination of the holder's association with the Company. All shares of the Company's Common Stock are also subject to the Company's right of first refusal to purchase such shares in the event a holder desires to transfer them, and other significant restrictions on transferability set forth in the Company's Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Option Plan and are applicable to all shares issued under that Plan.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended January 3, 1997. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.


Operating Data:

                                                                    Years Ended December 31(1)
                                              ------------------------------------------------------------------------
                                                             (Amounts in thousands except share data)

                                                  1996           1995          1994           1993           1992
                                              -------------  ------------- -------------  -------------  -------------
Sales                                              $67,784        $62,074       $65,258        $78,405        $79,578
Costs and expenses                                  62,501         59,687        62,246         72,971         73,890
Provision for income taxes                           2,200          1,002         1,264          2,319          2,331
Net income                                           3,083          1,385         1,748          3,115          3,357
Earnings per share (2)                               $0.42          $0.22         $0.28          $0.39          $0.41
Weighted average Common
    Stock outstanding (3)                        5,898,069      6,401,069     6,351,021      8,295,045      8,331,800

Balance Sheet Data:

                                                                    December 31(1)
                                        -------------------------------------------------------------------
                                                                 (Amounts in thousands)

                                           1996          1995         1994          1993          1992
                                       ------------- ------------- ------------ ------------- -------------
Total assets                                $29,054       $28,662      $31,273       $37,430       $32,787
Working capital                              10,010         9,476       10,286        12,411         8,365
Long term liabilities, including              6,962         8,348       10,521        10,985         6,531
    redeemable Preferred Stock
Stockholders' equity                         10,485         9,410        9,202        11,668        10,928

(1) The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The last five fiscal years have ended on January 3, 1997, December 29, 1995, December 30, 1994, December 31, 1993, and January 1, 1993. For ease of presentation of summary financial data, the year ends have been presented as December 31.
(2) Earnings per share are expressed as the more dilutive of 1) net income divided by weighted Common Stock and common stock equivalents outstanding or 2) net income less accretion in redeemable Preferred Stock divided by the weighted Common Stock outstanding not including the weighted average of redeemable Preferred Stock. In 1996, the latter case resulted in the more dilutive statement of earnings per share.
(3) The weighted average number of redeemable Preferred Stock outstanding is included in Common Stock outstanding for the year ended December 29, 1995.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Management's Discussion and Analysis of Financial Condition and Results of Operations, and certain other portions of this report on Form 10-K, contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results may differ significantly from those projected in the forward-looking statements.


Results of Operations

                                                  Information Summarizing Operating Results
                                                      for the Years Ended December 31,
                                         -----------------------------------------------------------

                                                1996                1995                1994
                                         ------------------- -------------------  ------------------
Sales                                       $67,784,000         $62,074,000         $65,258,000
   BMD                                               41%                 45%                 31%(1)
   Other DoD                                         47%                 40%                 49%
   Non-DoD                                           12%                 15%                 20%

Gross Profits(2)                             $5,936,000          $4,088,000          $4,308,000
Profits as a percentage of costs                    9.6%                7.1%                7.1%
Net income                                   $3,083,000          $1,385,000          $1,748,000

(1) BMD Sales % for 1994 has been restated to include the TMD Program which was formerly allocated to other DoD in that year.
(2) The Company defines gross profits as sales less costs and expenses excluding interest cost and certain expenses which cannot be charged to its government customers.

                                                    Information Summarizing Financial Position
                                                                   at December 31,
                                          ----------------------------------------------------------------

                                                 1996                   1995                  1994
                                          -------------------     -----------------     ------------------
Stockholders' equity                             $10,485,000            $9,410,000             $9,202,000
Equity per share(1)                                     1.64                  1.56                   1.45
Stock repurchase notes                             1,730,000             2,944,000              4,224,000
Notes payable                                       $461,000              $972,000             $2,522,000

                                                                 Backlog
                                           -----------------------------------------------------

                                               1996               1995               1994
                                          ----------------   ----------------   ----------------
Funded 12-month backlog                       $34,900,000        $12,000,000        $17,300,000
Unfunded 12-month backlog                      41,500,000         55,300,000         39,600,000
                                          ----------------   ----------------   ----------------
Total contract backlog                        $76,400,000        $67,300,000        $56,900,000

                                                      Financial Ratios
                                        ---------------------------------------------

                                            1996            1995            1994
                                        -------------   -------------   -------------
Days sales in receivables                   109             110             113
Current ratio                               1.9             1.9             1.9
Debt to equity ratio as defined
   by the lender                            0.8             1.0             1.3


--------------------
(1) Equity per share based on weighted shares of Common Stock outstanding at year end, including weighted shares of Preferred Stock outstanding. Effective 1996, Preferred Stock was included in the Formula Price.

     The Company experienced a three-year decline in sales for the period 1993 through 1995. Sales decreased by 22% from a historical high of $79,578,000 in 1992 to $62,074,000 in 1995. In 1996, this three year business decline was reversed with sales of $67,784,000, an increase of 9.2% over 1995. The decline from 1993 through 1995 was primarily attributable to a 60% reduction in the government fiscal year 1994 budget for the Ballistic Missile Defense Organization's ("BMDO") National Missile Defense ("NMD") program. The reduction in NMD funding was accompanied by an increase in funding for the Theater Missile Defense ("TMD") program. Historically, the BMDO NMD program has been the Company's major source of revenue. In 1993, BMDO business volume accounted for 47% of Company sales. The Company's BMDO business volume as a percent of sales decreased in 1994 to 31%. In 1995 and 1996, BMDO programs accounted for 45% and 41% of Company sales, respectively. The return to pre-1994 levels is indicative of the Company's efforts over the last two years to apply its NMD ballistic missile defense expertise to TMD problems and winning TMD contracts. However, sales growth in 1996 did not come from the Company's traditional dominant business area, BMD, but rather from growth in the form of diversification in all other DoD programs. In 1996, the Company derived 91% of its business from DoD programs.

     Gross profitability increased from 7.1% of costs for both 1994 and 1995 to 9.6% of costs in 1996. However, this increase primarily represents a return to historical profit levels. Profit levels in 1994 and 1995 were negatively impacted by 1) reversal of prior year accrued profits on two commercial oil platform instrumentation projects, and 2) operating losses by the Company's ACT/SPARTA subsidiary in 1994 and 1995 and a loss on disposition of ACT/SPARTA in 1995. A restatement of gross profits in 1994 and 1995, excluding the effects of the above events, would result in gross profits of 8.7% and 9.0%, respectively. The end of the year annualized contract backlog, representing expected sales on existing contracts for 1997, increased 13.5% during 1996 to $76,400,000. Proposal and opportunity backlog, representing submitted proposals and anticipated proposal business opportunities, respectively, was $116,000,000 at the end of 1996.

     The Company's task over the last three years was to not only recreate its business base but to establish a new foundation for future growth in recognition of the continued decline of the DoD market for its traditional engineering business. Consistent with this strategy, the Company restructured in 1996 into three sectors, operating substantially as subsidiaries to focus on three core business areas: system engineering for defense and space systems; information systems engineering, services, and products; and engineering services, development, and products for hardware technologies. In 1996, the Company's plan was to learn how to operate in this new structure, build a contract base for sales growth in 1997, and initiate a multi-year process of establishing the Company's selected product lines. Specific objectives in 1996 included improving profitability, restoring the effectiveness of the Company's stock as an incentive by achieving at least a 20% price growth and substantially improving stock liquidity, and expanding the Company's future business potential by increasing proposal and opportunity backlog by 50%. The Company exceeded its plan and objectives in almost all respects, only falling short in increasing proposal and opportunity backlog, as noted above. Each of the sectors achieved sales increases over 9%, substantial contract backlog increases averaging 22%, and improved profitability. Five product lines were identified and business plans and strategies were developed in 1996 to move toward bringing products to market in 1997 and subsequent years. The five product lines are Zeus, a mobile mounted laser system to neutralize mines and unexploded ordnance; ATCI, an electro optic system to compensate for air turbulence error sources in the manufacture of integrated circuits and flat panel displays; composites, an application of proprietary technology in composite material bulk molding and thermal management; RIMS, an integrated hardware and software solution for communication and control of a multi-functional, dispersed organization; and SecurECTM, an application of end-to-end security software to commercial Electronic Data Interchange (EDI) on the Internet. In 1996, two orders for ATCI demo units were received and development of the SecurECTM product was completed for a planned product launch in early 1997.

     Stockholders' equity (after adjustment to include stock held by SAIC) increased approximately 11% during 1996. Additionally, $507,000 of equity funds were used during the year to reduce the fraction of stock held by former employees, based on a decision by the Board of Directors that such purchase was in the best long term interests of the Company. The Company continued to reduce its major components of debt (deferred income taxes, balance of stock promissory notes, and working capital financing) by approximately $2,000,000, or 21%, in 1996, bringing its debt-to-equity ratio to 0.8, a historical low.

Liquidity and Capital Resource

     The Company's primary source of liquidity in 1996 was self-funding from on-going business activities. Funds over those necessary for day to day operations where invested in short term securities, resulting in interest income of $102,000. The bank line of credit provides for borrowings up to $10,000,000 with all borrowings due December 1, 1997. Interest payments on borrowings under the line of credit were $3,000 in 1996 compared to $247,000 in 1995. At the end of 1996, borrowings for working capital were approximately $461,000, down from $866,000 at the end of 1995. The change from a net borrower in 1995 to a net investor in 1996 came primarily from 1) completion of government overhead audits for 1991 through 1993 and the subsequent release of contract retentions for those years, and 2) a successful effort to reduce the days sales in receivables. Days sales in receivables in 1996 averaged 95 days, down from an average of 127 days in 1995. The Company anticipates that delays in completion of government audits for years 1994 and 1995 plus the increasing costs to fund development of hardware projects will create a demand again for working capital borrowings in 1997. The Company anticipates that its existing capital resources and access to the line of credit will be adequate for planned operations for the foreseeable future.

     The Company continues to conduct its stock repurchase program on a quarterly basis under which the Company repurchases shares of its stock desired to be sold by existing stockholders (i.e., continuing employees, terminating employees, and former employees). The amount of funds available for the repurchase of stock is limited to one-half the net profits (based on a four quarter moving average) plus all funds realized by the Company through operation of its stock program. The two primary sources of stock funds are from the exercise of options granted to employees and from the funding of its stock related benefits programs. In periods of declining profits and decreasing stock prices, the funds available for the repurchase of stock can be adversely impacted. The repurchase of stock within the available quarterly funds is prioritized first to the repayment of stock notes, second to all stockholders desiring to sell a minimum amount (currently $3,000), and finally to all stockholders desiring to sell stock on a pro rata basis with total stock ownership.

     It was the Company's policy to limit its Common Stock ownership to current employees by repurchasing all stock of terminating employees with cash or promissory notes. A 40% reduction in the Company's staff level starting mid-1993 and through 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Continued issuance of promissory notes to repurchase the stock of terminating employees jeopardized the bank covenant on equity for the bank line of credit. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and terminated the repurchase of any stock of terminating employees with quarterly repurchase funds in April of 1995. The outstanding promissory note balance for prior year's stock repurchases declined from $4,224,000 at the end of 1994 to $1,730,000 at the end of 1996, reflecting the continued policy of not issuing new notes and the payment of stock notes as the first priority out of quarterly stock repurchase funds. Liquidity for stock sales for continuing employees during 1994, 1995 and into early 1996 was adversely affected by 1) decreasing profits and 2) the amount of funds required for stock note payments prior to purchase of stock of continuing employees. As the Company's profits continue to improve and as the debt service on current notes continues to decline, and as employee confidence in future stock growth returns as demonstrated by the exercise of options, the liquidity of the stock returned to pre-1993 levels in 1996. In 1996, the Company resumed partial cash repurchases of stock from terminating employees, but did not resume the issuance of promissory notes. As the stock liquidity continues to improve, stock repurchase through promissory notes will be evaluated by the Board of Directors.

     Under the Stock Purchase Agreement which the Company entered into with SAIC in November, 1994, SAIC purchased $300,000 in 1994 and an additional $1,200,000 in 1995 and $900,000 in 1996. SAIC elected to suspend purchase of the Company's Preferred Stock in November, 1996.

     Commitments for capital expenditures were not material at January 3, 1997.

Effects of Inflation

     The majority of the Company's contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include labor and other cost escalation in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, net income, as a percentage of revenues, has not been significantly impacted by the effects of inflation.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are filed as a part of this report on Form 10-K:

                                                                                                               Page
                                                                                                               ----
REPORT OF INDEPENDENT ACCOUNTANTS...............................................................................F-2

FINANCIAL STATEMENTS

Consolidated Statement of Income for the three years ended
  January 3, 1997...............................................................................................F-3

Consolidated Balance Sheet at January 3, 1997 and December 29, 1995.............................................F-4

Consolidated Statement of Stockholders' Equity for the three years ended January 3, 1997...................................................................................F-5

Consolidated Statement of Cash Flows for the three years ended
  January 3, 1997...............................................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors, nominee director and executive officers of the Company are as follows:

      Name                                  Age                Position(s)
      ----                                  ---                -----------
Wayne R. Winton                             61       Chief Executive Officer and Chairman of the
                                                     Board of Directors

Robert C. Sepucha, Ph.D.                    53       Sector President and Director

R. Stephen McCarter                         65       Sector President and Director

Carl R. Case, Ph.D.                         57       Sector President and Director

B. Warren Knudson                           59       Corporate Vice President, Treasurer and Chief
                                                     Financial Officer

Jerry R. Fabian                             49       Corporate Vice President, Secretary and
                                                     Chief Administrative Officer

Robert J. Vickery, Jr.                      57       Director

John L. Allen, Ph.D.                        65       Director

Rock N. Hankin                              50       Director

Robert L. Johnson                           77       Director

Gen. John L. Piotrowski
  (USAF Retired)                            64       Director

Clarke E. Reynolds                          77       Director

James B. Idell                              48       Nominee Director


        Wayne R. Winton is a co-founder of the Company and has served as President and Chairman of the Board of Directors of the Company since its founding in 1979. Mr. Winton served as the Company's President from its founding until 1995, when he became Chief Executive Officer. Mr. Winton holds a Bachelors degree in mechanical engineering from the University of Idaho.

        Robert C. Sepucha, Ph.D., joined the Company as a Senior Vice President and Group Manager in July 1991. Dr. Sepucha was elected to the Board of Directors in 1993. He is currently the Sector President of the Defense and Space Systems Sector. From 1984 until joining the Company, Dr. Sepucha was a Senior Vice President of W. J. Schafer Associates, Inc. Dr. Sepucha holds a Masters of Science degree in physics from the Massachusetts Institute of Technology and a Ph.D. in physics from the University of California, San Diego.

        R. Steven McCarter served the Company as a Vice President and Operations Manager from 1984 to 1990 and served as President of MI SPARTA, Inc., the Company's wholly owned subsidiary, from January 1991 to January 1994. Mr. McCarter was appointed Senior Vice President and Group Manager in January 1 1994 and elected to the Board of Directors in 1994. Mr. McCarter is currently the Sector President of the Hardware Sector. Mr. McCarter holds a Masters of Science degree in electrical engineering from New York University.

        Carl T. Case, Ph.D., served as the Company's Division Manager of the Systems Analysis Division from 1984 to 1988. He became a Vice President and Operations Manager of the Company's Systems Integration Operation in 1988 and then Operations Manager for Information Systems in 1994. Dr. Case is currently the Sector President of the Information Systems Sector. Prior to joining SPARTA in 1984, Dr. Case served as an Air Force officer for twenty-one years retiring as a Colonel in 1984. Dr. Case holds a Masters of Science degree in physics from the University of Louisville and a Ph.D. in aerospace engineering from the Air Force Institute of Technology.

        B. Warren Knudson has been with the Company since its inception in 1979. Mr. Knudson was appointed an Operations Manager in 1984 of the Company's second largest operation. He was subsequently made a Vice President of the Company in 1984 and assumed the duties of Group Chief Engineer in 1989. Mr. Knudson was appointed to the position of Chief Financial Officer in September of 1993 and is currently in that position. He reports directly to the Chief Executive Officer. Mr. Knudson holds a Bachelor of Science degree in aeronautical engineering from the University of Minnesota.

        Jerry R. Fabian has served the Company as a Vice President and Chief Administrative Officer since January 1989. From January 1989 to February 1992, Mr. Fabian was also the Chief Financial Officer. Since 1986 he has served as Director of Business Administration, reporting to the Company's CEO. Mr. Fabian holds a Bachelor of Science degree in business administration from California State University, Northridge.

        Robert J. Vickery, Jr. is a co-founder of the Company and served as the Executive Vice President, Secretary and Treasurer from 1979 to 1993. Mr. Vickery retired as an active employee in December 1993, but remains as a Board member and a member of the Board Audit Committee and Compensation Committee.

        John L. Allen, Ph.D., has served as a Board member since 1982. He is currently a private consultant operating as John L. Allen Associates, Ltd. and has participated in many DoD advisory groups. Previously, Dr. Allen was President of General Research Corporation and Deputy Director, Defense Research & Engineering. He is a member of the Board Audit Committee and Compensation Committee.

        Rock N. Hankin has served as a Board member since 1989. He is the founder and senior partner of Hankin & Co. which provides commercial and forensic consulting services and Hankin Investment Banking, its NASD licensed broker\dealer. Hankin & Co's services address areas critical to business success and survival including corporate governance, business strategy and planning, profitability improvement and recovery, crisis and bridge (interim) management, market analysis and sales management, operations and financial modeling, representation in mergers and acquisitions and expert analysis consulting and testimony in complex business litigation. Mr. Hankin was previously a partner at Price Waterhouse. He is a certified public accountant and a lawyer. Mr. Hankin is chairman of the Board Audit Committee and a member of the Compensation Committee. Mr. Hankin also serves as Chairman of the Board of Directors of House of Fabrics and is a member of the boards of Alpha Microsystems, Inc. and Semtech Corporation. Previous board service includes Nichols Institute and DDL Electronics, Inc.

        Robert L. Johnson has served as a Board member since 1987. Previously, Mr. Johnson was Corporate Vice President - Aerospace Group, McDonnell Douglas Corporation and President of McDonnell Douglas Astronautics Company. Prior to that, he was the Assistant Secretary of the Army (Research and Development). Mr. Johnson is a member of the Board Compensation Committee and Audit Committee.

        John L. Piotrowski has served as a Board member since 1991. He is currently a Corporate Vice President at Science Applications International Corporation. Just prior to that, he was a private consultant and key participant on many DoD advisory groups. Mr. Piotrowski was the Commander of the U.S. Air Force Space Command and Vice Chief of Staff of the Air Force. He is the chairman of the Board Compensation Committee and a member of the Board Audit Committee. Mr. Piotrowski also serves as a director of National Systems and Research, Contraves USA and Military Professional Resources.

        Clarke E. Reynolds has served as a Board member since 1992. He is retired from NCR Corporation where his last position with that company was Vice President of NCR's European Operations from 1976 to 1981. At NCR, he was involved in sales and marketing nationally and internationally. After retirement from NCR, Mr. Reynolds served as President and CEO of Alpha Microsystems. Mr. Reynolds is a member of the Board Audit Committee and Compensation Committee. Mr. Reynolds also serves as Chairman of the Board of Directors of Alpha Microsystems.

        James B. Idell has been nominated as a Board member for shareholder vote at the next stockholders' meeting on May 9, 1997. Mr. Idell has been nominated to serve on the Company's Board of Directors pursuant to the SPARTA\SAIC Stock Purchase Agreement dated November 1994. Mr. Idell is currently Senior Vice President for Corporate Development at Science Applications International Corporation ("SAIC") reporting directly to the Chief Executive Officer. He has been in this position since 1984. Mr. Idell joined SAIC in January of 1977 and has served as a systems analyst, system engineer and program manager supporting various Air Force space programs. He has also served as Manager of Advanced Programs for the Aerospace

Systems Group in Los Angeles. Prior to joining SAIC, Mr. Idell spent three and one-half years as an Air Force officer at the Space and Missile Systems organization in Santa Monica.


ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the named executive officers) for fiscal 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                  Long Term Compensation Awards
                                --------------------------------   ------------------------------------------------
            Name                                                      Other
            and                                                       Annual                           All Other
         Principal                          Salary(1)   Bonus(2)   Compensation     Options         Compensation(3)
         Position                 Year        ($)         ($)          ($)             (#)                ($)
         --------                 ----      ---------   --------   ------------     -------         ---------------
Wayne R. Winton                   1996      176,600      80,000       15,400          3,564              15,800
  Chief Executive                 1995      182,700      31,500                                          15,900
  Officer, Chairman               1994      197,300                   13,100          1,851              16,400

Robert C. Sepucha                 1996      155,900      70,000        8,300          5,899              22,500
  Sector President                1995      141,300      57,400                       8,457              22,500
                                  1994      149,800      21,200                       3,240              21,800

R. Stephen McCarter               1996      156,100      54,100        1,800          5,465              22,500
  Sector President                1995      147,400      14,000                                          20,500
                                  1994      144,900       4,624          100          4,088              22,500

Carl T. Case                      1996      150,500      55,200        4,600          3,076              22,500
  Sector President                1995      134,500      34,100                         614              20,000


B. Warren Knudson                 1996      109,200      25,100                         820              19,600
  Chief Financial Officer,        1995      104,000      21,900                           0              15,700
  Vice President                  1994      104,200       5,900                         624              17,000



(1) Amounts shown include only cash compensation earned by executive officers.

(2) Amounts shown include cash and non-cash compensation earned by executive officers. The non-cash compensation, shown at fair market value, is as follows:

                         1996                1995                 1994
                       --------            --------              ------
Winton                 $ 24,000            $  6,000
Sepucha                  21,000              16,900              $6,400
McCarter                 16,230               4,200
Case                     16,600              10,200
Knudson                   7,500               6,600


(3) The amounts shown in this column for the last fiscal year are Company contributions to the Profit Sharing Plan.

      Stock Options. The Company's 1987 Nonqualified Stock Option Plan (the "Option Plan") provides for the grant of stock options, stock bonuses or rights to purchase up to an aggregate of 14,000,000 shares of the Company's authorized but unissued Common Stock (subject to adjustment in the event of stock dividends, stock splits, recapitalizations, mergers or other similar changes in the Company's capital structure).

      The Option Plan is currently administered by Wayne Winton, the Company's Chief Executive Officer. However, the Board of Directors may at any time designate another officer or other employee of the Company, the Board itself, or a committee thereof, to act as administrator of the Option Plan. Subject to the express provisions of the Option Plan, the Administrator has full authority to interpret the Option Plan and to make all other determinations necessary or advisable for the administration of the Option Plan.

      Subject to the provisions of the Option Plan, the Administrator also has full authority to determine the individuals to whom, and the time or times at which, options, stock bonuses or rights to purchase are granted under the Option Plan, and the number of shares to be subject to such options, stock bonuses, or rights to purchase. However, pursuant to resolutions adopted by the Board of Directors, approximately 90% of all stock options granted under the Option Plan are currently granted based on a formula which is tied to financially recorded gross profit. These options are allocated among individual employees based upon their relative contributions to the award of the contract from which such gross profit is derived. The remaining options granted under the Option Plan are granted to new hires and to others based upon performance as determined by the Company's management.

      All employees of the Company are eligible to receive stock bonuses, stock options and rights of purchase under the Option Plan; provided, however, that no stock bonuses may be granted under the Option Plan to any person who, at the time of the grant of the stock bonus, owns stock possessing 10% or more of the total combined voting power of all classes of stock of the Company. Subject to the foregoing, there is no limitation on the amount of stock bonuses, options or rights to purchase which may be granted to any participant in the Option Plan.

      The exercise price of stock options, and the purchase price of rights to purchase, granted under the Option Plan to new employees of the Company in connection with their hiring is the Formula Price as of the date of grant. The exercise price of all other stock options and the purchase price of the shares under all other rights to purchase granted under the Option Plan is the weighted average of the Formula Price in effect during the six months ending on the date of grant; provided, however, that the exercise price of any such option, and the purchase price of the shares under any such right to purchase, granted to any person who, at the time of such grant owns stock possessing 10% or more of the total combined voting power of all classes of stock of the Company, may not be less than 110% of the weighted average of the Formula Prices in effect during the six months ending on the date of grant. The term of each stock option granted under the Option Plan is determined by the Administrator at the time of grant; provided, however, that the term may not exceed ten years from the date of grant. No stock option granted under the Option Plan is transferable otherwise than by will or the laws of descent and distribution. No stock bonus or right to purchase granted under the Option Plan is transferable under any circumstances.

      All shares issued under the Option Plan are subject to restrictions on transferability and the right of the Company to repurchase the shares upon the termination of the stockholder's association with the Company. These transfer restrictions and repurchase rights are set forth both in the Option Plan and in the Company's Certificate of Incorporation.

      During fiscal 1996, options covering a total of 471,277 shares were granted under the Option Plan to a total of 362 employees of the Company. The following table contains information concerning the grant of stock options under the Option Plan to the named executive officers:

                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable Value at Assumed
                                                                                              Annual Rates of Stock Price
                                   Individual Grants                                          Appreciation for Option Term
--------------------------------------------------------------------------------------   ------------------------------------
                                      % of Total                 Market
                                      Options                     Price
      Name and            Options     Granted to   Exercise or   on Date
      Principal         Granted(A)(B) Employees     Base Price  of Grant    Expiration
      Position              (#)       in FiscalYear ($/Sh)       ($/Sh)        Date        0%($)      5%($)        10%($)
----------------------  ------------  -----------------------   ----------  -----------  --------    -------     ---------
Wayne R. Winton            1,300         .28         4.98         4.48         6/28/00        -           605         2,053
  Chief Executive          1,173         .25         5.53         5.35          1/3/01        -         1,141         2,701
  Officer, Chairman

Robert C. Sepucha          3,060         .65         4.53         4.48         6/28/00        -         2,801         6,209
  Sector President         4,312         .92         5.03         5.35          1/3/01     1,380        6,351        12,086

R. Stephen McCarter        2,110         .45         4.53         4.48         6/28/00        -         1,932         4,282
  Sector President          92           .02         5.03         5.35          1/3/01        29          136           258

Carl T. Case               3,144         .67         4.53         4.48         6/28/00        -         2,878         6,380
  Sector President          505          .11         5.03         5.35          1/3/01       162          744         1,415

B. Warren Knudson           576          .12         4.53         4.48         6/28/00        -           527         1,169
  Chief Financial Officer, 2,558         .55         5.03         5.35          1/3/01       819        3,768         7,170
  Vice President

(A)     Options granted in 1996 have a three-year vesting schedule as follows:
        20% on the first anniversary of the date of grant, 30% on the second anniversary and full vesting occurring on the third anniversary.
(B) The options were granted for a term of 4 years, subject to earlier termination in certain events related to termination of employment.

      Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the exercise of options during the year and unexercised options held as of the end of the year:

                    OPTION EXERCISES AND YEAR-END VALUE TABLE
                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                                        Value of Unexercised In-the-Money
                                                                                         Options at FY-End (Market Price
                                        Value Realized       Number of Unexercised       of Shares at FY-End($5.20) Less
                           Shares       (Market Price         Options at FY-End(#)               Exercise Price)($)
      Name and            Acquired       at Exercise     -------------------------------   -----------------------------
      Principal          on Exercise   Less Exercise
      Position              (#)        Price)($)(A)      Exercisable       Unexercisable   Exercisable    Unexercisable
----------------------  ------------  ----------------   ------------    ---------------   ------------   --------------
Wayne R. Winton
  Chief Executive
  Officer, President       3,564           1,533           3,979              5,886           $   160       $ 2,964

Robert C. Sepucha
  Sector President         5,899           5,132           7,751             15,641               680        14,186

R. Stephen McCarter
  Sector President         5,465           2,375           9,120              6,309                 0         6,430

Carl T. Case
  Sector President         3,076           2,676           4,769              5,831               892         6,434

B. Warren Knudson
  Chief Financial Officer
  Vice President             820             713           3,161              4,950                           3,603


(A) Market value of underlying securities at exercise date or year-end, as the case may be, minus the exercise or base price of "in-the-money" options.

      Profit Sharing Plan. The Company has adopted and maintains a defined contribution Profit Sharing Plan, which provides tax-qualified retirement benefits to participating employees. All of the Company's employees are eligible to participate in Company contributions to the Profit Sharing Plan, except those employees in the Technical Services ("TS") business unit or in the Company's wholly-owned subsidiary, CTI.

      The amount of the Company's annual contribution to the Profit Sharing Plan is determined by the Board of Directors, in its discretion. The Company has established a target contribution which represents the amount the Company will contribute if the Company's actual operating results meet certain guidelines. The target contribution anticipates a contribution equal to the sum of (a) 15% of the compensation paid to participants who have completed two years of employment with the Company since December 31, 1989, (b) 10% of the compensation paid to participants who have completed at least one but not more than two years of employment with the Company, and (c) 5% of the compensation paid to participants who have completed at least 1000 hours of service but less than one year of employment with the Company. If the full target contribution is made by the Company for any given year, each eligible participant in the Profit Sharing Plan for that year receives an allocation to his or her account equal to the percentage of such participant's compensation indicated above based on the participant's length of service with the Company, subject to limitations on the maximum amount of such contribution imposed by the Employee Retirement Income Security Act of 1974 (ERISA). If the full target contribution is not made by the Company for any given year, the Company's contribution is allocated among the eligible participants based on their relative compensation for the year, subject to any limitations imposed by ERISA, and provided, however, that the allocation to each participant will not exceed the percentage of such participant's compensation indicated above based on the length of the participant's service with the Company. Up to 50% of the Company's annual contribution may be made in the form of shares of the Company's Common Stock.

     Employees in the Company's Technical Services ("TS") business unit and in the wholly-owned subsidiary, CTI, are not eligible to receive Company contributions to their Profit Sharing Plan accounts as described above. TS and CTI employees may, however, elect to defer a portion of their compensation into their accounts, up to the limits set by the Internal Revenue Service, and the Company matches up to 20% of their deferrals in the form of fully vested SPARTA Common Stock. Employees other than those in the TS business unit and CTI may also elect to defer a portion of their compensation into their accounts in the Profit Sharing Plan, but their contributions are not matched by the Company.

     Jerry R. Fabian, a Vice President and the Chief Administrative Officer of the Company, serves as Special Trustee of the Profit Sharing Plan, and in that capacity is the record holder of the Company's Common Stock allocated to employees' accounts in the Profit Sharing Plan.


Director Compensation

      Directors who are not employees of the Company , one of its subsidiaries or SAIC, receive fees of $2,000 per day for each Board meeting and Board Committee meeting which they attend. In addition, each director who is not an employee at the Company's fiscal year-end received stock options based upon earnings of the Company for the year. Non-employee directors that chair Board committees are awarded additional options. During 1996, 13,381 stock options were awarded to outside Board directors and 26,627 stock options were awarded to all Board directors as a group. The options become exercisable one year after they are awarded and vest one year to three years from the date of grant and expire in four years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 1, 1997, information regarding the ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the directors of the Company who own Common Stock, (iii) each of the named executive officers in the compensation tables, and (iv) all executive officers and directors of the Company as a group:

Name and Address            Number of Shares(1)    Percentage of Class
----------------            -------------------    -------------------
Wayne R. Winton(2)                 637,544 (3)               10.09%

Robert C. Sepucha                   35,627 (4)                0.44%

R. Stephen McCarter                101,286 (5)                1.47%

Jerry R. Fabian                     51,990 (6)                 .75%

B. Warren Knudson                  223,358 (7)                3.51%

Robert J. Vickery, Jr.             303,792 (8)                4.80%

Carl T. Case                       101,996 (9)                1.55%

John L. Allen                       11,320(10)                 .15%

Robert L. Johnson                   19,539(11)                 .29%

Rock N. Hankin                      12,503(12)                 .16%

John L. Piotrowski                   4,397(13)                 .04%

Clarke E. Reynolds                   3,821(14)                 .04%

James B. Idell                           0(15)                   0%

All executive officers
and directors as a group
(13 persons named above)         2,149,239(16)               33.31%

-------------
*Less than 1%

(1) Except as set forth below, each of the persons included in the above table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person's spouse under applicable community property laws.

(2) The business address of Mr. Winton is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, California 92653-15955

(3) Includes 68,060 shares held for Mr. Winton's account in the Company's Profit Sharing Plan and 3,979 shares subject to options which may be exercised within 60 days of February 1, 1997. Excludes 25,679 shares held of record by Mary Frances Winton, an employee in the Company and spouse of Wayne R. Winton, with respect to which shares Mr. Winton could be deemed to share beneficial ownership.

(4) Includes 20,166 shares held in Mr. Sepucha's account in the Company's Profit Sharing Plan and 7,751 shares subject to options which may be exercised within 60 days of February 1, 1997.

(5) Includes 66,642 shares held in Mr. McCarter's account in the Company's Profit Sharing Plan and 9,120 shares subject to options which may be exercised within 60 days of February 1, 1997.

(6) Includes 26,388 shares held in Mr. Fabian's account in the Company's Profit Sharing Plan and 5,050 shares subject to options which may be exercised within 60 days of February 1, 1997. Excludes all shares held by Mr. Fabian as Special Trustee of the Company's Profit Sharing Plan, as to which shares Mr. Fabian disclaims beneficial ownership.

(7) Includes 52,274 shares held in Mr. Knudson's account in the Company's Profit Sharing Plan and 3,161 shares subject to options which may be exercised within 60 days of February 1, 1997.

(8) The business address of Mr. Vickery is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595. Excludes 42,719 shares of record by Joan D. Vickery, an employee of the Company and spouse of Robert J. Vickery, Jr., with respect to which shares Mr. Vickery could be deemed to share beneficial ownership. Includes 2,155 shares subject to options which may be exercised within 60 days of February 1, 1997.

(9) Includes 48,869 shares held in Mr. Case's account in the Company's Profit Sharing Plan and 4,769 shares subject to options which may be exercised within 60 days of February 1, 1997.

(10) Includes 1,628 shares subject to options held by Mr. Allen which may be exercised within 60 days of February 1, 1997.

(11) Includes 1,634 shares subject to options held by Mr. Johnson which may be exercised within 60 days of February 1, 1997.

(12) Includes 2,442 shares subject to options held by Mr. Hankin which may be exercised within 60 days of February 1, 1997.

(13) Includes 1,897 shares subject to options held by Mr. Piotrowski which may be exercised within 60 days of February 1, 1997.

(14) Includes 1,321 shares subject to options held by Mr. Reynolds which may be exercised within 60 days of February 1, 1997.

(15) Mr. Idell is a nominee director pursuant to the Board representation provision in the SAIC Stock Purchase Agreement as further discussed in
        Item 10. SAIC presently holds 569,039 shares of non-voting Preferred Stock.

(16) Includes the shares referenced in footnotes (3) through (14) above. Excludes all other shares held of record by Jerry Fabian, the Company's Vice President and Chief Administrative Officer, as Special Trustee of the Company's Profit Sharing Plan, as to which shares Mr. Fabian disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an arrangement with a bank to allow each of the Company's stockholders to make up to $250,000 in borrowings from the bank collateralized by their Company stock. However, total borrowings outstanding under this arrangement cannot exceed $1,500,000 at any point in time. In the event of a stockholder's default under any of these loans, the Company has agreed to purchase from the bank the stock held by it as collateral for an amount equal to the outstanding principal and accrued interest on the loan. As of January 3, 1997, $20,650 in loans were outstanding under this arrangement

        Pursuant to the terms of the SPARTA\SAIC Stock Purchase Agreement, SAIC has acquired Preferred Stock as discussed in Part II, Item 5 of this 10-K. The preferred stockholder ("SAIC") and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $2,864,000 in 1996. The amounts received under such agreements were $718,000 in 1996. At December 31, 1996, the Company's accounts payable and accounts receivable balances to and from the preferred stockholder were $60,000 and $187,000, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this report on Form 10-K:

                  (1)      Financial Statements

                                                                                                               Page
                                                                                                               ----
REPORT OF INDEPENDENT ACCOUNTANTS ..............................................................................F-2

FINANCIAL STATEMENTS

Consolidated Statement of Income for the three years ended
   January 3, 1997..............................................................................................F-3

Consolidated Balance Sheet at January 3, 1997 and December 29, 1995.............................................F-4

Consolidated Statement of Stockholders' Equity for the three years ended January 3, 1997..................................................................................F-5

Consolidated Statement of Cash Flows for the three years ended
   January 3, 1997..............................................................................................F-6

Notes to consolidates Financial Statements......................................................................F-7

                (2)     Financial Statement Schedules

                        All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

                (3) The exhibits listed in the accompanying Index to Exhibits at page 27 are filed as part of this report on Form 10-K.

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.






                            [Signature Page Follows]

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SPARTA, Inc.

March 27, 1997                  By:  ___________________________________________
                                        Wayne R. Winton, Chairman of the Board
                                        and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicates.

      Signature                                             Title                                    Date
      ---------                                             -----                                    ----

/s/  Wayne R. Winton                             Chairman of the Board,                          March 27, 1997
------------------------------------------       Chief Executive Officer and Director
Wayne R. Winton


/s/  Robert C. Sepucha                           Sector President and Director                   March 27, 1997
------------------------------------------
Robert C. Sepucha


/s/  R. Steve McCarter                           Sector President and Director                   March 27, 1997
------------------------------------------
R. Steve McCarter


/s/  Carl T. Case                                Sector President and Director                   March 27, 1997
------------------------------------------
Carl T. Case


/s/  Robert J. Vickery, Jr.                      Director                                        March 27, 1997
------------------------------------------
Robert J. Vickery, Jr.


/S/  John L. Allen                               Director                                        March 27, 1997
------------------------------------------
John L. Allen


/s/  Robert L. Johnson                           Director                                        March 27, 1997
------------------------------------------
Robert L. Johnson


/s/  Rock N. Hankin                              Director                                        March 27, 1997
------------------------------------------
Rock N. Hankin


/s/  John L. Piotrowski                          Director                                        March 27, 1997
------------------------------------------
John L. Piotrowski


/s/  Clarke E. Reynolds                          Director                                        March 27, 1997
------------------------------------------
Clarke E. Reynolds


/s/  B. Warren Knudson                           Vice President, Treasurer and Chief             March 27, 1997
------------------------------------------       Financial Officer (Principal
B. Warren Knudson                                Accounting Officer)


/s/  Jerry R. Fabian                             Vice President, Secretary and                   March 27, 1997
------------------------------------------       Chief Administrative Officer
Jerry R. Fabian

                                                 INDEX TO EXHIBITS


Number            Description
------            -----------
3.1(3)            Restated Certificate of Incorporation of the Company

3.2(1)            Bylaws of the Company, as currently in effect

3.3(1)            Form of Certificate for Common Stock

10.1(2)           Forms of Nonqualified Stock Option Agreement, Stock Bonus Agreement and Stock Purchase Agreement
                  for use under 1987 SPARTA, Inc. Nonqualified Stock Option Plan

10.2(2)           SPARTA, Inc. Profit Sharing Plan - 1994 Restatement

10.3(1)           Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)           Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.5(1)           Office Lease, dated December 13, 1990, relating to the Company's Laguna Hills, California facility

10.6(1)           Lease, dated April 20, 1989, as amended, relating to the Company's San Diego, California facility

10.7(1)           Lease, dated as of March 27, 1990, as amended, relating to the Company's McLean, Virginia facility

10.8(1)           Lease, dated as of November 1, 1989, as amended, relating to the Company's Huntsville, Alabama facility

10.9(1)           Sublease, dated as of May 31, 1989, as amended, relating to the Company's Lexington,
                  Massachusetts facility

10.10(1)          Third Amended and Restated Loan Agreement, dated December 8, 1993, between the Company and
                  Union Bank

10.12(1)          Agreement dated July 11, 1989 between the Company and Union Bank, as amended

10.13(2)          Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3)          Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications
                  International Corporation

10.15(4)          Fourth Amended and Restated Loan Agreement, dated August 3, 1995, between the Company and Union
                  Bank

10.16(5)          1987 SPARTA, Inc. Nonqualified Stock Option Plan

22.               The Company has one subsidiary, Commercial Technology Inc., (dba
                  SPARTA Marine Instrumentation), which is a wholly-owned subsidiary incorporated in
                  California

23.               Consent of Price Waterhouse LLP

27.               Financial Data Schedule


(1) Incorporated herein by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-18 (Commission File No. 33-440998-LA)

(2) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10K for the year ended December 31, 1993

(3) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended December 30, 1994

(4) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended December 29, 1995.

(5)     Option Plan was amended in September 1996

                                  SPARTA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF INDEPENDENT ACCOUNTANTS................................................................   F-2

FINANCIAL STATEMENTS(1)

Consolidated Statement of Income for the three years in the period ended December 31, 1996.......   F-3

Consolidated Balance Sheet at December 31, 1996 and 1995.........................................   F-4

Consolidated Statement of Stockholders' Equity for the three years in the
   period ended December 31, 1996................................................................   F-5

Consolidated Statement of Cash Flows for the three years in the period ended
   December 31, 1996.............................................................................   F-6

Notes to Consolidated Financial Statements.......................................................   F-7


(1) See Note 1(d) to Consolidated Financial Statements.



                All schedules for which provision is made in the
              applicable regulation of the Securities and Exchange
                  Commission are not required under the related
       instructions or are inapplicable and, therefore, have been omitted

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
--------------------------
    Price Waterhouse LLP


Costa Mesa, California
March 21, 1997

CONSOLIDATED STATEMENT OF INCOME
     for the years ended December 31


                                                 1996          1995           1994
                                              -----------   -----------   -----------
SALES                                         $67,784,000   $62,074,000   $65,258,000
                                              -----------   -----------   -----------

COSTS AND EXPENSES:
   Labor costs and related benefits            34,884,000    31,785,000    34,994,000
   Subcontractor costs                         17,148,000    14,952,000    14,676,000
   Facility costs                               7,122,000     7,460,000     8,212,000
   Travel and other                             3,325,000     4,356,000     3,808,000
   Loss on sale of subsidiary (Note 1)                          695,000
   Interest expense, net                           22,000       439,000       556,000
                                              -----------   -----------   -----------

      TOTAL COSTS AND EXPENSES                 62,501,000    59,687,000    62,246,000
                                              -----------   -----------   -----------

INCOME BEFORE PROVISION FOR TAXES ON INCOME     5,283,000     2,387,000     3,012,000

PROVISION FOR TAXES ON INCOME (Note 7)          2,200,000     1,002,000     1,264,000
                                              -----------   -----------   -----------

NET INCOME                                    $ 3,083,000   $ 1,385,000   $ 1,748,000
                                              ===========   ===========   ===========

EARNINGS PER COMMON SHARE (Note 1)                    .42           .22           .28
                                              ===========   ===========   ===========



                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED BALANCE SHEET
             at December 31

ASSETS                                                  1996            1995
                                                    ------------    ------------
CURRENT ASSETS
   Cash                                             $    151,000    $    222,000
   Accounts receivable (Note 2)                       21,160,000      19,744,000
   Prepaid expenses                                      306,000         357,000
   Income tax receivable                                                  57,000
                                                    ------------    ------------
      TOTAL CURRENT ASSETS                            21,617,000      20,380,000

EQUIPMENT AND IMPROVEMENTS, NET (Notes 1 & 3)          6,028,000       5,757,000
OTHER ASSETS (Note 4)                                  1,409,000       2,525,000
                                                    ------------    ------------

         TOTAL ASSETS                               $ 29,054,000    $ 28,662,000
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued compensation (Note 5)                    $  3,871,000    $  2,766,000
   Accounts payable and other accrued expenses         3,320,000       4,261,000
   Current portion of notes payable (Note 6)             461,000          19,000
   Current portion of subordinated notes payable
     (Note 6)                                            640,000       1,209,000
   Income taxes payable                                  466,000
   Deferred income taxes (Note 7)                      2,849,000       2,649,000
                                                    ------------    ------------
      TOTAL CURRENT LIABILITIES                       11,607,000      10,904,000

NOTES PAYABLE (Note 6)                                                   953,000
SUBORDINATED NOTES PAYABLE (Note 6)                    1,090,000       1,735,000
DEFERRED INCOME TAXES (Note 7)                         2,828,000       4,125,000

COMMITMENTS AND CONTINGENCIES (Note 8)

REDEEMABLE PREFERRED STOCK, $.01 par value;
2,000,000 shares authorized; 569,039 and
376,474 shares issued and outstanding;
original issuance value of $2,400,000
and $1,500,000 at 1996 and 1995,
respectively (Note 1)                                  3,044,000       1,535,000

STOCKHOLDERS' EQUITY (Notes 1 and 9)
   Common stock, $.01 par value;
     25,000,000 shares authorized;
     12,376,781 and 11,754,560 shares issued             124,000         118,000
   Additional paid-in capital                         22,229,000      19,823,000
   Retained earnings                                  20,929,000      18,455,000
   Treasury stock                                    (32,797,000)    (28,986,000)
                                                    ------------    ------------

         TOTAL STOCKHOLDERS' EQUITY                   10,485,000       9,410,000
                                                    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                        $ 29,054,000    $ 28,662,000
                                                    ============    ============


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            for the years ended December 31

                                                               Additional    Loans to
                                           Common Stock          Paid-in      Stock-      Retained       Treasury
                                        Shares      Amount       Capital      holders     Earnings         Stock         Total
                                      ----------   --------    -----------    -------    -----------    ------------ -------------
BALANCE AT DECEMBER 31, 1993          10,654,533   $ 107,000   $ 15,204,000   $(2,000)   $15,357,000    ($18,998,000)  $11,668,000

Issuance of common stock                 642,568       6,000      2,673,000                                              2,679,000

Loan payments from stockholders                                                 2,000                                        2,000

Acquisition of treasury stock                                                                            (7,021,000)    (7,021,000)

Tax benefit relating to stock plan                                 126,000                                                 126,000

Net income                                                                                 1,748,000                     1,748,000
                                      ----------   --------    -----------    -------    -----------    ------------ -------------

BALANCE AT DECEMBER 31, 1994          11,297,101    113,000     18,003,000                17,105,000    (26,019,000)     9,202,000

Issuance of common stock                 457,459      5,000      1,820,000                                               1,825,000

Acquisition of treasury stock                                                                            (2,967,000)    (2,967,000)

Accretion of redeemable
preferred stock                                                                              (35,000)                      (35,000)

Net income                                                                                 1,385,000                     1,385,000
                                      ----------   --------    -----------    -------    -----------    ------------ -------------

BALANCE AT DECEMBER 31, 1995          11,754,560    118,000     19,823,000                18,455,000    (28,986,000)     9,410,000

Issuance of common stock                 622,221      6,000      2,344,000                                               2,350,000

Acquisition of treasury stock                                                                            (3,811,000)    (3,811,000)

Accretion of redeemable
preferred stock                                                                             (609,000)                     (609,000)

Tax benefit relating to stock plan                                  62,000                                                  62,000

Net income                                                                                 3,083,000                     3,083,000
                                      ----------   --------    -----------    -------    -----------    ------------ -------------

BALANCE AT DECEMBER 31, 1996          12,376,781   $124,000    $22,229,000               $20,929,000    ($32,797,000)$  10,485,000
                                      ==========   ========    ===========    =======    ===========    ============ =============


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
         for the years ended December 31



                                                                                   1996            1995            1994
                                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  3,083,000    $  1,385,000    $  1,748,000
   Adjustments to reconcile net income to net
   cash provided by operating activities, net of acquisition:
      Depreciation and amortization                                               1,536,000       1,729,000       1,805,000
      Loss on sale of equipment                                                     294,000         103,000         444,000
      Employee compensation paid in stock                                         1,571,000       1,484,000       1,565,000
      Change in assets and liabilities:
         Accounts receivable                                                     (1,416,000)      1,404,000       1,897,000
         Prepaid expenses                                                            51,000         209,000       1,934,000
         Income tax receivable                                                       57,000         (57,000)        857,000
         Other assets                                                             1,116,000         365,000        (246,000)
         Accrued compensation                                                     1,105,000         304,000         743,000
         Accounts payable and other accrued expenses                               (941,000)        328,000         457,000
         Income taxes payable                                                       466,000        (881,000)        881,000
         Deferred income taxes                                                   (1,097,000)       (975,000)     (1,210,000)
      Tax benefit relating to stock plan                                             62,000                         126,000
                                                                               ------------    ------------    ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                5,887,000       5,398,000      11,001,000
                                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (2,101,000)     (1,042,000)     (1,173,000)
   Proceeds from sale of equipment                                                                                  317,000
   Cost of acquisition, net of cash acquired                                                                       (150,000)
                                                                               ------------    ------------    ------------

         NET CASH USED IN INVESTING ACTIVITIES                                   (2,101,000)     (1,042,000)     (1,006,000)
                                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable preferred stock                             900,000       1,200,000         300,000
   Proceeds from issuance of common stock                                           779,000         341,000       1,116,000
   Purchases of treasury stock                                                   (3,811,000)     (2,967,000)     (2,601,000)
   Net (repayments) borrowing under line-of-credit agreement                       (405,000)     (1,361,000)     (7,678,000)
   Principal payments on debt                                                    (1,320,000)     (1,469,000)     (2,172,000)
                                                                               ------------    ------------    ------------

         NET CASH USED IN FINANCING ACTIVITIES                                   (3,857,000)     (4,256,000)    (11,035,000)
                                                                               ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                     (71,000)        100,000      (1,040,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      222,000         122,000       1,162,000
                                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    151,000    $    222,000    $    122,000
                                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                                 $    138,000    $    461,000    $    552,000
                                                                               ------------    ------------    ------------
      Income taxes                                                             $  2,672,000    $  2,896,000    $    613,000
                                                                               ------------    ------------    ------------


                   The accompanying notes are an integral part
                          of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a) Description of business - SPARTA, Inc. (The "Company"), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology.

b) Principles of consolidation - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

c) Use of estimates in preparation of financial statements. - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

d) Fiscal Year - The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last three fiscal years ended on January 3, 1997, December 29, 1995, and December 30, 1994; however, to aid the reader of the financial statements, the year ends have been presented as December 31, 1996, 1995 and 1994.

e) Sales - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 1996, 1995 and 1994, were primarily generated through direct or indirect sales to U.S. government agencies.

f) Property and equipment - Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the following estimated useful lives:

     Office furniture and equipment  5-15 years
     Automotive equipment            3-5 years
     Leasehold improvements          up to 10 years
     Capitalized Software            5-10 years

g) Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

h) Statement of cash flows - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuances of notes payable of $0, $0 and $4,420,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

i) Redeemable preferred stock - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated are as follows:

                                            Shares       Amount
                                          ----------   ----------
Balance at December 31, 1993                    --     $     --
Issuance of redeemable preferred stock        76,727      300,000
                                          ----------   ----------
Balance at December 31, 1994                  76,727      300,000
Issuance of redeemable preferred stock       299,747    1,200,000
Accretion on redeemable preferred stock                    35,000
                                          ----------   ----------
Balance at December 31, 1995                 376,474    1,535,000
Issuance of redeemable preferred stock       192,565      900,000
Accretion on redeemable preferred stock                   609,000
                                          ----------   ----------
Balance at December 31, 1996                 569,039   $3,044,000
                                          ==========   ==========

     The Put may be exercised by the stockholder by written notice provided, however, that the Put may not be exercised as to less than all of the shares then owned by the shareholder. The Put terminates on November 18, 2004.

     In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of preferred stock then outstanding shall be entitled to be paid a liquidation preference out of the assets of the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     available for distribution to preferred stock shareholders before any payment is made to common stockholders. The liquidation preference is the amount equal to the weighted average price per share paid to the Company upon the original issuance of all preferred shares outstanding as of the date of liquidation. The holders of preferred stock shall not have voting rights to vote on the election of Directors or to vote on any other matter which may be the subject to stockholder action. Each share of redeemable preferred stock is automatically convertible into one share of the Company's common stock upon the closing of the first underwritten public offering by the Company or in the event of any merger or consolidation of the Company with or into any other entity in which the Company is not the surviving corporation.

      The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and visa versa. Amounts paid by the Company under such agreements were $2,864,000, $1,515,000 and $269,000 for the years ended 1996, 1995 and 1994, respectively. The amounts received under such agreements were $718,000, $1,154,000 and $3,936,000 for the years ended 1996, 1995 and 1994, respectively. At December 31, 1996, the Company's accounts payable and accounts receivable balances to and from the preferred stockholder were $60,000 and $187,000, respectively.

j) Acquisition and divestiture - Effective January 1, 1994, the Company acquired substantially all of the assets of Accounting Computer Technology ("ACT") for $150,000 cash and a $150,000 promissory note. ACT provides accounting software and related consulting services. The acquisition was accounted for as a purchase and the excess of the purchase price over the net assets acquired was approximately $265,000.

     Effective May 22, 1995, the Company sold the net assets of ACT to certain of ACT's management. The resulting loss on the disposition totaled approximately $695,000. ACT revenues and pre-tax operating losses included in the operations of the Company in 1995 were $574,000 and $352,000, respectively.

k) Treasury Stock - Treasury stock is shown at cost, and at December 31, 1996, 1995 and 1994, consists of 6,529,181, 5,722,111 and 4,980,049 shares, respectively, of common stock. During May 1993, 6,434,787 treasury shares were retired.

     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made on a formula basis. The stock price is recalculated quarterly by management using a formula approved by the Board of Directors. In accordance with the preferred stock purchase agreement, the Company's stock price is evaluated annually by an independent valuation firm. Calculated stock prices at valuation dates are as follows:

                        1996       1995       1994
                       ------     ------     ------
     January 21        $ 4.66     $ 4.05     $ 4.82
     April 21            4.48       3.84       4.51
     July 21             4.90       3.95       4.16
     October 21          5.35       4.19       3.91





l) Earnings per share - Earnings per share are computed based upon the weighted average number of common shares outstanding during the respective years. Common stock equivalents including dilutive stock options and redeemable preferred stock are added to weighted average shares outstanding for calculating earnings per share, unless consideration of accretion on redeemable preferred stock results in a more dilutive effect. For the year ended December 31, 1996, accretion of $609,000 was deducted from net income in calculating earnings per share. Shares used in computing earnings per share were 5,898,069 which excludes the weighted average redeemable preferred shares of 505,645. For the year ended December 31, 1995, shares used in the computation of earnings per share were 6,401,069 which includes the weighted average number of redeemable preferred shares of 196,298 since this produced a more dilutive effect. For the year ended December 31, 1994, shares used in the computation of earnings per share were 6,351,021. The effect of the original issuance of 76,727 shares of redeemable preferred stock in November 1994 was not material to earnings per share for the year ended December 31, 1994.

m) Disclosures about fair value of financial instruments - The following assumptions were used to determine the fair value of each class of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable approximates fair value based upon current rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     offered to the Company for obligations with similar remaining maturities.

n) Long-Lived Assets - In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was issued. SFAS No. 121 required that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and the effect of adoption in 1996 was not material.

o) Accounting for Stock-Based Compensation - The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 9.

----------------------------

Note 2 - Accounts Receivable

Accounts receivable is comprised of the following:

                                                   1996                1995
                                               ------------        ------------
Accounts receivable                            $  8,664,000        $  8,490,000
Accounts receivable - unbilled                   12,866,000          11,571,000
Other receivables                                   361,000             404,000
Less allowance for doubtful
    accounts                                       (731,000)           (721,000)
                                               ------------        ------------
                                               $ 21,160,000        $ 19,744,000
                                               ============        ============

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company believes that the credit risk associated with these receivables is minimal.

Unbilled receivables consist primarily of revenues recognized on government contracts for which billings have not yet been presented. In January 1997 and 1996, $7,760,000 and $5,632,000, respectively, of the unbilled amounts for the prior year end were billed. Contract costs for certain contracts, including applicable indirect costs, are subject to audit and adjustment by negotiations between the Company and U.S. Government representatives. Revenues for such contracts have been recorded in amounts that are expected to be realized on final settlement.

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $1,287,000 and $1,367,000 at December 31, 1996 and 1995, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

----------------------------

Note 3 - Equipment and Improvements

Equipment and improvements are comprised of the following:

                                                   1996                 1995
                                               ------------        ------------
Office furniture and equipment                 $ 14,452,000        $ 14,728,000
Automotive equipment                                  9,000               9,000
Leasehold improvements                            1,446,000             835,000
Capitalized software                                597,000             562,000
                                               ------------        ------------
                                                 16,504,000          16,134,000
Less accumulated depreciation
   and amortization                             (10,476,000)        (10,377,000)
                                               ------------        ------------
                                               $  6,028,000        $  5,757,000
                                               ============        ============

----------------------------

Note 4 - Other Assets

Other assets are comprised of the following:

                                                     1996                1995
                                                  ----------          ----------
Contract retentions                               $1,189,000          $2,379,000
Deposits                                             102,000              73,000
Other                                                118,000              73,000
                                                  ----------          ----------
                                                  $1,409,000          $2,525,000
                                                  ==========          ==========


----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Accrued Compensation

Accrued compensation is comprised of the following:

                                                      1996               1995
                                                   ----------         ----------
Accured bonus payable                              $1,517,000         $  860,000
Accrued profit sharing                                363,000            592,000
Accrued payroll                                     1,991,000          1,314,000
                                                   ----------         ----------
                                                   $3,871,000         $2,766,000
                                                   ==========         ==========



-----------------------------

Note 6 - Notes Payable

Notes payable is comprised of the following:

                                                        1996             1995
                                                     ---------        ---------
Bank line of credit, secured by
accounts receivable and certain
fixed assets; interest at prime
(8.25% at December 31, 1996)                         $ 461,000        $ 866,000

Other notes payable                                                      106,000
                                                     ---------        ---------

                                                       461,000          972,000

Less-current portion                                  (461,000)         (19,000)
                                                     ---------        ---------

                                                          --          $ 953,000
                                                     =========        =========



At December 31, 1996, the bank line of credit provided borrowings up to $10.0 million with all borrowings due December 1, 1997. Accordingly, the line of credit has been classified as short-term. The line of credit agreement requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 1996.

At December 31, 1996 and 1995, the Company had 9 and 19, respectively, outstanding unsecured notes payable which are subordinated to the bank arising from repurchases of the Company's stock. The following notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate or 10%, (5.25% at December 31, 1996).

                                                   1996                 1995
                                                -----------         -----------
Subordinated notes payable                      $ 1,730,000         $ 2,944,000
Less: Current portion                              (640,000)         (1,209,000)
                                                -----------         -----------
                                                $ 1,090,000         $ 1,735,000
                                                ===========         ===========


The maturities of notes payable during each fiscal year are as follows: 1997 - $1,101,000, 1998 - $455,000, 1999 - $368,000, 2000 - $267,000 and 2001 - $0.


----------------------------

Note 7 - Income Taxes

The provision (benefit) for taxes on income is as follows:

                                   1996              1995              1994
                                -----------       -----------       -----------
Current:
   Federal                      $ 2,651,000       $ 1,657,000       $ 1,729,000
   State                            584,000           320,000           619,000
                                -----------       -----------       -----------
                                  3,235,000         1,977,000         2,348,000
                                -----------       -----------       -----------

Deferred:
   Federal                         (974,000)         (793,000)         (760,000)
   State                           (123,000)         (182,000)         (450,000)
                                -----------       -----------       -----------

                                 (1,097,000)         (975,000)       (1,210,000)
                                -----------       -----------       -----------

Exercise of stock
options not treated
as a reduction of
income tax
expense                              62,000                             126,000
                                -----------       -----------       -----------

                                $ 2,200,000       $ 1,002,000       $ 1,264,000
                                ===========       ===========       ===========


Deferred tax liabilities (assets) are comprised of the following:

                                                     1996               1995
                                                 -----------        -----------
Accelerated depreciation                         $   655,000        $   866,000
Unbilled accounts receivable                       2,211,000          2,990,000
Reserves                                            (337,000)          (280,000)
Accrued compensation and benefits                                    (1,057,000)
Cash to accrual basis election                     3,252,000          4,346,000
Other                                               (104,000)           (91,000)
                                                 -----------        -----------

                                                 $ 5,677,000        $ 6,774,000
                                                 ===========        ===========


During 1994 the Company changed its tax basis of accounting from the cash method under a Qualified Personal Service Corporation to the accrual method.

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           1996           1995           1994
                                        ----------     ----------     ----------
Provision for income taxes
   at statutory rate                    $1,796,000     $  812,000     $1,057,000
State income taxes,
   net of federal income tax
   benefit                                 233,000         91,000        148,000
Other                                      171,000         99,000         59,000
                                        ----------     ----------     ----------
                                        $2,200,000     $1,002,000     $1,264,000
                                        ==========     ==========     ==========


The exercise of stock options represents tax benefits reflected as reductions of taxes currently payable, however, they are not treated as a reduction of income tax expense for financial reporting purposes.

----------------------------

Note 8 - Commitments and Contingencies

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $3,187,000, $3,497,000 and $3,608,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease commitments under operating leases at December 31, 1996 are as follows:

                Fiscal
             Year Ending
            -------------
                 1997                                       $  2,814,000
                 1998                                          2,009,000
                 1999                                          1,522,000
                 2000                                          1,040,000
                 2001                                            654,000
            Thereafter                                           709,000
                                                            ------------
                                                            $  8,748,000
                                                            ============


The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock. Total collateralized borrowings for all outstanding loans cannot exceed $1,500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 1996 and 1995, $21,000 and $30,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.

----------------------------

Note 9 - Stock Options and Benefit Plans

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the current stock price of the Company's common stock at the date of grant, become exercisable one year to three years from the date of grant, and expire in four years. Changes during the years ended December 31, 1996, 1995 and 1994 under the plan were as follows:

                                                        Weighted-
                                                      Avg. Exercise     Total
                                        Number of       Price per      Option
                                          Shares          Share        Value
                                        ---------       --------   ------------
December 31, 1993                       2,676,225       $   5.15   $ 13,795,000
Granted                                   561,799           4.39      2,466,000
Canceled                                 (642,843)          5.09     (3,270,000)
Exercised                                (287,462)          3.78     (1,087,000)
                                        ---------       --------   ------------

December 31, 1994                       2,307,719           5.16     11,904,000
Granted                                   513,485           3.99      2,051,000
Canceled                                 (843,809)          4.95     (4,173,000)
Exercised                                 (84,750)          4.02       (341,000)
                                        ---------       --------   ------------

December 31, 1995                       1,892,645           4.99      9,441,000
Granted                                   507,051           4.84      2,456,000
Canceled                                 (488,994)          6.03     (2,951,000)
Exercised                                (273,213)          4.14     (1,132,000)
                                        ---------       --------   ------------

December 31, 1996                       1,637,489       $   4.77   $  7,814,000
                                        =========       ========   ============


During the years ended December 31, 1996, 1995 and 1994, options on 447,027, 472,020 and 540,911 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. Prior to 1991, the number of options earned was based primarily on a formula tied to an annualized funded value of contract awards. In 1991 and thereafter, options are earned primarily based on a formula tied to financial recorded gross profit. Approximately 10% of all option grants are given to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 1996:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Options outstanding at December 31, 1996
------------------------------------------------------------------

    Range                         Weighted-       Weighted-Avg.
 of Exercise      Number           Average          Remaining
   Prices       Outstanding    Exercise Price   Contractual Life
-------------- --------------  ---------------- ------------------
$5.20-$6.32       377,577          $  5.91           1 Year
$3.91-$5.20       374,476          $  4.39           2 Years
$3.84-$4.19       413,218          $  4.00           3 Years
$4.19-$5.35       472,218          $  4.84           4 Years


         Options Exercisable at December 31, 1996
-------------------------------------------------------------

    Range                                      Weighted-
 of Exercise            Number                  Average
   Prices             Exercisable          Exercise Price
--------------        ------------         ------------------
$5.20-$6.32             377,577               $   5.91
$3.91-$5.20             185,188               $   4.19
$3.84-$4.19              81,077               $   4.03
$4.19-$5.35              10,940               $   4.97

There have been no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital. The Company accounts for its stock option plan pursuant to APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts in the following table. Because the SFAS 123 method of accounting has not been applied to options prior to December 31, 1994, the resulting pro forma compensation costs may not be representative of that to be expected in future years.

                                                    1996               1995
                                                  ---------         ---------
Net income              As reported               3,083,000         1,385,000
                        Pro Forma                 2,979,000         1,281,000

Earnings per            As reported                    0.42              0.22
share                   Pro Forma                      0.40              0.20

The fair value of each option is estimated at the time of grant as its minimum value which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 6.5% for 1996 and 6.8% for 1995 and a weighted-average expected life of
2.2 years for 1996 and 1995. The weighted-average fair value of options granted during 1996 and 1995 was $0.61 and $0.57, respectively.

During 1996 and 1995, the Company repriced certain options granted in 1991 and 1992 at exercise prices ranging between $4.17 and $6.03 per share for all current employees. The adjusted exercise price per share for each option approximated the then current formula price. No compensation expense was recorded as a result of the option repricings.

At December 31, 1996, 1995 and 1994 there were options outstanding at prices ranging from $3.84 to $6.32, $3.84 to $6.82 and $3.91 to $5.96, respectively, with expiration dates through 2000. Of the options outstanding at December 31, 1996, 1995 and 1994, options to purchase 654,782, 590,527 and 877,108 shares, respectively, were immediately exercisable at prices ranging from $3.84 to $6.32, $3.84 to $6.82 and $3.91 to $6.82, per share, respectively.

As of December 31, 1996, 1995 and 1994, 10,974,264, 11,341,329 and 11,689,703
shares, respectively, were reserved for future issuances under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of SPARTA stock which become fully vested after a five year period. Shares are forfeited if the participant leaves the Company prior to vesting. During 1996, 30,041 shares of restricted stock were granted at a price of $4.66 per share. Compensation expense of $26,000 was recognized in 1996.

The Company pays a portion of annual bonuses in the form of stock. For the years ended December 31, 1996, 1995 and 1994, 74,437, 54,146 and 47,219 shares totaling $442,000, $252,000 and 191,000, respectively were issued under the plan.

The Company has a defined contribution retirement plan for all eligible employees except employees in the Technical Systems Division. The Company's contributions for this plan for the years ended December 31, 1996, 1995 and 1994 were $2,617,000, $2,684,000 and $2,918,000 respectively. A portion of the contributions to the plan were in the form of common stock. For the years ended December 31, 1996, 1995 and 1994, 267,644, 319,782 and 304,609 shares, totaling
$1,286,000, $1,279,000 and $1,326,000, respectively, were contributed to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offers eligible employees in its Technical Services and Tactical Systems Division the option to contribute to a deferred compensation 401(k) plan. Prior to 1991, the Company made no contributions to the plan. In 1991 and thereafter, the Company made a matching contribution of Company stock of 20% of the employee contributions. For the years ended December 31, 1996, 1995 and 1994, 6,891, 5,708 and 8,234 shares, totaling $34,000, $23,000 and $35,000 respectively, were contributed to the plan.