Form 10-Q
period 1997-03-31
SPARTA INC /DE
filed 1997-05-15
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended              March 31, 1997
                               ----------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ---------------

Commission file number              0-21682
                       ------------------------------

                                  SPARTA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           63-0775889
-------------------------------                           -----------------
(State or other jurisdiction of                           (I.R.S. Employer)
 incorporation or organization)

       23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595
       -------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (714) 768-8161
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   x          No
    -----           -----

As of April 4, 1997, the registrant had 5,783,438 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1997

                                      INDEX

PART I       FINANCIAL STATEMENTS

ITEM 1       Quarterly Financial Statements

             Statements of Income for the Three Months Ended March 31, 1997 and March 31, 1996 (Unaudited)

             Balance Sheets as of March 31, 1997 and December 31, 1996
             (Unaudited)

             Statement of Cash Flows for the Three Months Ended March 31, 1997 and March 31, 1996 (Unaudited)

             Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II      Other Information

SIGNATURE

EXHIBIT 11   Computations of Earnings per Share

EXHIBIT 27   Financial Data Schedule

                                     PART I

                              Financial Statements

CONSOLIDATED STATEMENT OF INCOME
              (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                       THREE MONTHS ENDED MARCH 31
                                       ---------------------------
                                          1997             1996
                                       -----------     -----------
Sales ............................     $18,834,000     $14,927,000
                                       -----------     -----------

COSTS AND EXPENSES:

  Labor costs and related benefits      10,176,000       8,289,000

  Subcontractor & other costs ....       4,526,000       2,907,000

  Facility costs .................       1,872,000       1,682,000

  Travel and other ...............         802,000         840,000

  Interest expense, net ..........          35,000          29,000
                                       -----------     -----------
                                        17,411,000      13,747,000
                                       -----------     -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME ................       1,423,000       1,180,000

PROVISION FOR TAXES ON INCOME ....         598,000         496,000
                                       -----------     -----------
NET INCOME .......................     $   825,000     $   684,000
                                       ===========     ===========
EARNINGS PER SHARE ...............     $      0.09     $      0.08
                                       ===========     ===========



    The accompanying notes are an integral part of the financial statements

CONSOLIDATED BALANCE STATEMENT
               (Unaudited)

                                                                        MARCH         DECEMBER 31,
                                                                        1997              1996
                                                                    ------------      ------------
                                                                     (Unaudited)       (Audited)
ASSETS
Current Assets
  Cash ........................................................     $    169,000      $    151,000
  Accounts receivable .........................................       18,545,000        21,160,000
  Prepaid expenses ............................................          445,000           306,000
                                                                    ------------      ------------
    Total current assets ......................................       19,159,000        21,617,000

  Equipment and improvements, net .............................        6,277,000         6,028,000
  Other assets ................................................        1,506,000         1,409,000
                                                                    ------------      ------------
                                                                    $ 26,942,000      $ 29,054,000
                                                                    ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accrued compensation ........................................     $  2,213,000      $  3,871,000
  Accounts payable and other accrued expenses .................        2,082,000         3,320,000
  Current portion of notes payable ............................          289,000           461,000
  Current portion of subordinated debt ........................          621,000           640,000
  Income tax payable ..........................................               --           466,000
  Deferred income taxes .......................................        3,677,000         2,849,000
                                                                    ------------      ------------
    Total current liabilities .................................        8,882,000        11,607,000
Notes payable
Subordinated notes payable ....................................        1,280,000         1,090,000
Deferred income taxes .........................................        2,545,000         2,828,000

Commitments and contingencies

Redeemable Preferred Stock
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  569,039 and 569,039 shares issued and outstanding ...........        3,374,000         3,044,000
Stockholders' equity
  Common stock, $.01 par value, 25,000,000 shares authorized;
  12,577,404 and 12,376,781 shares issued .....................          126,000           124,000
  Additional paid-in capital ..................................       23,651,000        22,229,000
  Retained earnings ...........................................       21,426,000        20,929,000
  Treasury stock ..............................................      (34,342,000)      (32,797,000)
                                                                    ------------      ------------
    Total stockholders' equity ................................       10,861,000        10,485,000
                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity ....................     $ 26,942,000      $ 29,054,000
                                                                    ============      ============

    The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31
                                                           ----------------------------
                                                               1997             1996
                                                           -----------      -----------
Cash flows from operating activities:
  Net Income .........................................     $   825,000      $   686,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................         290,000          390,000
      Loss on sale of equipment ......................          86,000           41,000
      Employee compensation paid in stock ............         905,000          653,000
      Changes in assets and liabilities:
        Accounts receivable ..........................       2,614,000        1,441,000
        Prepaid expenses .............................        (138,000)        (100,000)
        Other assets .................................         (96,000)         192,000
        Accrued compensation .........................      (1,658,000)        (139,000)
        Accounts payable and other accrued expense ...      (1,238,000)        (940,000)
        Income taxes payable .........................         362,000          761,000
        Deferred income taxes ........................        (283,000)        (283,000)
      Tax benefit relating to stock plan .............           8,000                0
                                                           -----------      -----------
          Net cash provided by operating activities ..       1,677,000        2,702,000
                                                           -----------      -----------
Cash flows from investing activities:
    Capital expenditures .............................        (624,000)        (196,000)
    Cost of acquisition, net of cash acquired ........               0                0
                                                           -----------      -----------
          Net cash used in investing activities ......        (624,000)        (196,000)
                                                           -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of redeemable preferred stock              --          300,000
  Proceeds from issuance of stock ....................         511,000           27,000
  Cash purchases of treasury stock ...................      (1,544,000)        (643,000)
  Net (repayments) proceeds line-of-credit agreement .        (173,000)        (942,000)
  Principal payments on debt .........................         171,000         (510,000)
                                                           -----------      -----------
          Net cash used in financing activities ......      (1,035,000)      (1,768,000)
                                                           -----------      -----------
Net increase in cash .................................          18,000          738,000
Cash and cash equivalents at beginning of period .....         151,000          222,000
                                                           -----------      -----------
Cash and cash equivalents at end of period ...........     $   169,000      $   960,000
                                                           ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................     $    36,000      $    29,000
                                                           ===========      ===========
    Income taxes .....................................     $   524,000      $    37,000
                                                           ===========      ===========


    The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last fiscal year ended on January 3, 1997; and, its first quarter ended April 4, 1997 and corresponding first quarter last year on March 29, 1996. To aid the reader of the financial statements, the year end has been presented as December 31, 1996 and the quarters and three months ended March 31, 1996 and March 31, 1997.

In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 1997 and March 31, 1996 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES
--------------------

Unbilled accounts receivable include $1,443,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at March 31, 1997.

NOTE C - INCOME TAXES
---------------------

Income taxes for interim periods are computed using the estimated annual effective rate method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 1996, should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.

RESULTS OF OPERATIONS

                                 Three months ended March 31,
                                 --------------------------
                                    1997            1996
                                 ----------      ----------
Sales ......................     18,834,000      14,927,000
Gross profit (1) ...........      1,536,000       1,347,000
Gross profit as a % of costs           8.88%           9.93%
Net income (2) .............        825,000         684,000
Number of staff ............            543             443

                                                       Balance at
                                      --------------------------------------------
                                                      December 31,
                                      March 31, 1997      1997      March 31, 1996
                                        ----------     ----------   --------------
Funded 12 month backlog ...........     35,100,000     36,200,000     17,500,000
Total 12 month contract backlog ...     81,500,000     76,400,000     62,700,000
Stockholders equity ...............     10,860,000     10,722,000      9,914,000
Equity per common share ...........           1.71           1.67           1.53
Stock repurchase notes ............      1,901,000      1,730,000      2,442,000
Line of credit ....................        289,000        476,000              0
Number in days sales in receivables             88            109            106
Current ratio .....................            2.0            1.8            1.9

(1) The Company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)   Prior to adjustments for interest and accretion on stock - See Exhibit 11

REVENUES

The Company's contract revenues for the first quarter were up 26.2% from the corresponding three month period in 1996. Profitability for the three month period ended March 31, 1997 was up 14.0% when compared to the corresponding period in 1996. Profitability as a percent of costs decreased to 8.88% from 9.93% for the corresponding period in 1996, but continues to represent historical levels of profitability. Borrowings against the Company's line of credit totaled $289,000 as of the end of the first quarter compared to a borrowing level of zero at the end of the corresponding period in 1996. Expenses for the quarter ended March 31, 1996 included approximately $120,000 for under utilized facilities. With the relocation of the AMP Operation in LaJolla, California, to a new facility consistent with its reduced space requirements in February, 1997, the Company's facilities under lease are essentially consistent with its staffing and laboratory requirements.

ANNUALIZED BACKLOG

During the first quarter, the Company had one major competitive win--the National Air & Space Model contract as subcontractor to Raytheon valued at approximately $5,000,000 over a seven year period. This contract was won by the Company's DSS Operation in Huntsville, AL. The Company's only significant losses were a $2,000,000 bid over five years on the NASA ARC FIPS Support Services program by the TS Operation and a $1,800,000 bid on a berthing and docking instrumentation project in Indonesia by SPARTA Marine Instrumentation, the Company's wholly owned subsidiary. The protest of the TMD SETA contract award to the Company last October, a project valued at approximately $52,000,000 over five years, was resolved in February in the Company's favor. This program is now essentially fully staffed with projected sales of greater than $10,000,000 in 1997. Funding increments on existing contracts continued the pace of the two prior quarters with nearly $21M in funding received. Quarterly funding during each of the past three quarters has been in excess of an annual rate of $80,000,000.

Annualized contract backlog increased 6.7% in the first quarter, from $76,400,000 to $81,500,000. However, the Company has submitted very few proposals and proposal backlog has declined nearly 50%. Consequently, the Company expects contract backlog to decline later in the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The line of credit provides for borrowings up to $10,000,000 with all borrowing due December 1, 1997. Borrowings under the line of credit at March 31, 1997 totaled $289,000. The Company is in the process of negotiating its bank line of credit requirements for 1998, and expects to have the agreement in place by mid year. Days sales outstanding decreased to 88 days at March 31, 1997, from 109 days at December 31, 1996, and from 106 days at March 31, 1996. The decrease was caused by an active program to turn around receivables, the billing of retentions for years audited and closed (1990 through 1993), and the completion of its large Heidrun off-shore oil platform instrumentation program. The Company continues to actively monitor receivables with emphasis placed on collection activities. The Company's debt-to-equity ratio, as defined by the bank, was 0.6 at March 31, 1997 versus 0.8 at December 31, 1996 and 0.9 at March 31, 1996. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDER EQUITY

The Company increased stockholder's equity from $10,722,000 at the end of 1996 to $10,860,000 at March 31, 1997. This included the effect of a special stock repurchase of $500,000 out of equity for stock offered by former employees in the quarterly repurchase in November, 1996 and paid in the first quarter of 1997. The special repurchase of stock from former employees was authorized by the Board of Directors to be in the best interests of the Company and its continuing employee stockholders.

STOCK PURCHASE AGREEMENT

In November, 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000 and provided further, that the total number of shares of Preferred Stock purchases during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement grants SAIC the option to require the Company to repurchase all of the Preferred Stock held by SAIC at the Formula Price at time of option exercise. In the event the option is exercised, the Company may issue SAIC a subordinated note bearing an interest rate equal to the lesser of prime or 10%. SAIC suspended its purchase of Company preferred stock in the last quarter of 1996. The total purchase to March 31, 1997 of $2,400,000 of Company Preferred Stock represents 8.96% of the Company's outstanding stock. Through March 31, 1997 accretion of Preferred Stock was $974,000.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have over 85% of its contracts with the Department of Defense. The Company anticipates little or no effect on its anticipated sales for 1997 as a result of the outcome of the November, 1996 federal elections for President, Senate, and House of Representatives. However, sales in its government business areas for 1998 and subsequent years could be significantly impacted by the yet to be resolved federal budget for Government Fiscal Year 1998.

PART II           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2            CHANGES IN SECURITIES

Not Applicable

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters where presented for shareholder vote in the quarter ended March 31, 1997. The Company's Annual Meeting will be held on May 9, 1997 at which time proxies and shareholders present will vote on Directors and the continuation of Price Waterhouse as auditor.

ITEM 5            OTHER MATERIALLY IMPORTANT EVENTS

Not Applicable

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPARTA, INC.


                                          /s/ B. WARREN KNUDSON
                                          ---------------------------------
Date:   May 13, 1997                      B. Warren Knudson
                                          Vice President and Chief
                                            Financial Officer
                                          (Principal Finance and
                                            Accounting Officer)

                                  EXHIBIT INDEX

                                  SPARTA, INC.

                          QUARTER ENDED MARCH 31, 1997

Exhibit                                                                       Sequential
  No.                Description of Exhibits                                   Page No.
  ---                -----------------------                                   --------
   11                Statement re:  Computation of Per Share Earnings

   27                Financial Data Schedule