Form 10-Q
period 1997-06-30
SPARTA INC /DE
filed 1997-08-13
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 1997
                                -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission file number 0-21682
                       ---------------------

                                  SPARTA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             63-0775889
(State or other jurisdiction of                            (I.R.S. Employer)
incorporation or organization)

       23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595
--------------------------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (714) 768-8161
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

As of July 4, 1997, the registrant had 5,809,052 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1997

                                      INDEX


PART I         FINANCIAL STATEMENTS

ITEM 1         Quarterly Financial Statements

               Statements of Income for the Six Months Ended June 30, 1997 and June
               30, 1996 (Unaudited)

               Balance Sheets as of June 30, 1997 and December 31, 1996 (Unaudited)

               Statement of Cash Flows for the Six Months Ended June 30, 1997 and June
               30, 1996 (Unaudited)

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

               Not Applicable

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting was held on May 9, 1997 at which time proxies and shareholders present voted on and approved a continuation of the current Directors and the continuation of Price Waterhouse as auditor.

ITEM 5         OTHER MATERIALLY IMPORTANT EVENTS

               Not Applicable

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

EXHIBIT 11     Computations of Earnings per Share

                                     PART I


                              FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS                                            `


                                       THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                      ----------------------------      ----------------------------
                                          1997             1996             1997             1996
                                      -----------      -----------      -----------      -----------

SALES                                 $21,277,000      $18,237,000      $40,111,000      $33,164,000
                                      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:

Labor costs and related benefits       10,850,000        8,346,000       21,026,000       16,635,000

Subcontractor & other costs             5,624,000        5,365,000       10,150,000        8,272,000

Facility costs                          1,665,000        1,788,000        3,537,000        3,470,000

Travel and other                          938,000        1,111,000        1,740,000        1,951,000

Loss on sale of ACT                          --               --               --               --

Interest expense, net                      73,000           11,000          108,000           40,000
                                      -----------      -----------      -----------      -----------

                                       19,150,000       16,621,000       36,561,000       30,368,000
                                      -----------      -----------      -----------      -----------

INCOME BEFORE PROVISION FOR
TAXES ON INCOME                         2,127,000        1,616,000        3,550,000        2,796,000

PROVISION FOR TAXES ON INCOME             893,000          679,000        1,491,000        1,174,000
                                      -----------      -----------      -----------      -----------

NET INCOME                            $ 1,234,000      $   937,000      $ 2,059,000      $ 1,622,000
                                      ===========      ===========      ===========      ===========

EARNINGS PER SHARE(1)                 $      0.17      $      0.17      $      0.26      $      0.25
                                      ===========      ===========      ===========      ===========


(1) Earnings per shares adjusted for interest and accretion - See Exhibit 11


     The accompanying notes are an integral part of the financial statements

CONSOLIDATED BALANCE STATEMENT
(UNAUDITED)

                                                                         JUNE 30, 1997        DECEMBER 31, 1996
                                                                         -------------        -----------------
                                                                          (Unaudited)              (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                   $     182,000           $     151,000
  Accounts receivable                                                       19,120,000              21,160,000
  Prepaid expenses                                                             398,000                 306,000
                                                                         -------------           -------------
    TOTAL CURRENT ASSETS                                                    19,700,000              21,617,000
  Equipment and improvements, net                                            6,443,000               6,028,000
  Other assets                                                               1,683,000               1,409,000
                                                                         -------------           -------------

                                                                         $  27,826,000           $  29,054,000
                                                                         =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued compensation                                                   $   3,729,000           $   3,871,000
  Accounts payable and other accrued expenses                                2,176,000               3,320,000
  Current portion of notes payable                                             233,000                 461,000
  Current portion of subordinated debt                                         539,000                 640,000
  Income tax payable                                                                 0                 466,000
  Deferred income taxes                                                      2,557,000               2,849,000
                                                                         -------------           -------------
    TOTAL CURRENT LIABILITIES                                                9,234,000              11,607,000
                                                                         -------------           -------------
NOTES PAYABLE
SUBORDINATED NOTES PAYABLE                                                   1,242,000               1,090,000
                                                                         -------------           -------------
DEFERRED INCOME TAXES                                                        2,262,000               2,828,000
                                                                         -------------           -------------

Commitments and contingencies

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  569,039 and 569,039 shares issued and outstanding                          3,619,000               3,044,000
                                                                         -------------           -------------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares authorized;
  12,577,404 and 12,376,781 shares issued and outstanding                      128,000                 124,000
  Additional paid-in capital                                                24,522,000              22,229,000
  Retained earnings                                                         22,414,000              20,929,000
  Treasury stock                                                           (35,595,000)            (32,797,000)
                                                                         -------------           -------------
    TOTAL STOCKHOLDERS' EQUITY                                              11,469,000              10,485,000
                                                                         -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  27,826,000           $  29,054,000
                                                                         =============           =============


     The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                    1997                  1996
                                                                -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $ 2,059,000           $ 1,622,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 787,000               795,000
      Loss on sale of equipment                                     105,000               103,000
      Employee compensation paid in stock                         1,283,000               987,000
      Changes in assets and liabilities:
        Accounts receivable                                       2,040,000               556,000
        Prepaid expenses                                            (92,000)             (130,000)
        Other assets                                               (274,000)              923,000
        Accrued compensation                                       (142,000)             (155,000)
        Accounts payable and other accrued expense               (1,144,000)              768,000
        Income taxes payable                                       (758,000)              797,000
        Deferred income taxes                                      (564,000)             (566,000)
      Tax benefit relating to stock plan                             59,000                 1,000
                                                                -----------           -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               3,359,000             5,701,000
                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,308,000)             (676,000)
    Cost of acquisition, net of cash acquired                             0                     0
                                                                -----------           -----------
          NET CASH USED IN INVESTING ACTIVITIES                  (1,308,000)             (676,000)
                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of redeemable preferred stock                    0               600,000
  Proceeds from issuance of stock                                   955,000                84,000
  Cash purchases of treasury stock                               (2,387,000)           (1,119,000)
  Net (repayments) proceeds line-of-credit agreement               (228,000)             (942,000)
  Principal payments on debt                                       (360,000)             (769,000)
                                                                -----------           -----------
          NET CASH USED IN FINANCING ACTIVITIES                  (2,020,000)           (2,146,000)
                                                                -----------           -----------

NET INCREASE IN CASH                                                 31,000             2,879,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    151,000               222,000
                                                                -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   182,000           $ 3,101,000
                                                                ===========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $   108,000           $    40,000
                                                                ===========           ===========
    Income taxes                                                $ 2,762,000           $   943,000
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

The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last fiscal year ended on January 3, 1996; and, its second quarter ended July 4, 1997 and corresponding second quarter last year on June 30, 1996. To aid the reader of the financial statements, the year end has been presented as December 31, 1996 and the quarters and six months ended June 30, 1996 and June 30, 1997.

In the opinion of management, the unaudited financial information for the six-month period ended June 30, 1997 and June 30, 1996 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $1,563,587 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at June 30, 1997.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management Discussion and Analysis of Financial Condition and Results of Operation may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 1996, should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.


RESULTS OF OPERATIONS

                                      For three months ended June 30,           For  six months ended June 30,
                                      -------------------------------           -------------------------------
                                         1997                 1996                 1997                 1996
                                      ----------           ----------           ----------           ----------

Sales                                 21,277,000           18,247,000           40,111,000           33,164,000
Gross profit (1)                       2,416,000            1,863,000            3,952,000            3,210,000
Gross profit as a % of costs               12.81%               11.37%               10.93%               10.72%
Net income (2)                         1,234,000              937,000            2,059,000            1,622,000
Number of staff                              575                  460                  575                  460

                                                                     Balance at
                                            -----------------------------------------------------------
                                            June 30, 1997           Dec. 31, 1996         June 30, 1996
                                            -------------           -------------         -------------

Funded 12 month backlog                        41,000,000            36,200,000            23,700,000
Total 12 month contract backlog                86,800,000            76,100,000            62,200,000
Stockholders equity                            11,469,000            10,722,000            10,844,000
Equity per common share                              1.80                  1.67                  1.64
Stock repurchase notes                          1,781,000             1,730,000             2,191,000
Line of credit                                    233,000               476,000                     0
Number in days sales in receivables                    81                   109                    90
Current ratio                                         2.0                   1.8                   2.1


(1) The company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2) Prior to adjustments for interest and accretion on stock - See Exhibit 1

REVENUES

The Company's contract revenues for the 2nd quarter were up 16.6% from the corresponding three month period in 1996. Second quarter sales of $21,400,000 were the highest quarterly total in the Company's history. Profitability for the three month period ended June 30, 1997 was up 29.7% when compared to the corresponding period in 1996. Profitability as a percent of costs increased to 12.8% from 11.4% for the corresponding period in 1996, and continues to represent historical levels of profitability. Borrowings against the Company's line of credit totaled $233,000 as of the end of the 2nd quarter compared to a borrowing level of zero at the end of the corresponding period in 1996. The Company has been successful in reducing its days sales from 88 days at March 31, 1997 to 81 days at June 30, 1997. The Company believes the improvement in days sales will contribute to a reduction in borrowing requirements.

ANNUALIZED BACKLOG

During the 2nd quarter, the Company had one major competitive win--the Javelin Launch Tube Assembly, a $16,500,000 program over two years. This contract was won by the Company's AMP Operation in La Jolla, CA. The Company also won two sizable sole source awards in its C4I Operation in McLean, VA. The Company had two significant competitive losses in the quarter. These were a $7,500,000 three year program as a subcontracter to Hughes for the SBIRS EMD program and an AMPO bid for Composite Enclosures of $1,500,000 over 2 years.

Annualized contract backlog increased in the 2nd quarter by 6.5% from $81,500,000 to $86,800,000. Most of the increase came from contract funding on existing contracts as opposed to new contract funding. The Company improved its proposal backlog during the quarter by 4.0% and opportunity backlog by 24%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The line of credit provides for borrowings up to $10,000,000 with all borrowing due December 1, 1997. Borrowings under the line of credit at June 30, 1997 totaled $233,000. The Company has negotiated its bank line of credit requirements for 1998 and 1999, and expects to have the agreement in place by the end of the 3rd quarter.

STOCKHOLDER EQUITY

The Company increased stockholder's equity 7.0% year to date from $10,722,000 at December 31, 1996 to $11,469,000 at June 30, 1997. Equity increased 5.6% in the 2nd quarter from $10,860,000 at March 31, 1997 to $11,469,000 at June 30, 1997.

STOCK PURCHASE AGREEMENT

In November, 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC agreed to purchase, during the first year of the Agreement, Preferred Stock of the Company with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock. The Agreement also grants SAIC the option to require the Company to repurchase all of the Preferred Stock held by SAIC at the Formula Price at time of option exercise. In the event the option is exercised, the Company may issue SAIC a subordinated note bearing an interest rate equal to the lesser of prime or 10%. SAIC suspended its purchase of Company Preferred Stock in the 4th quarter of 1996. The total purchase to June 30, 1997 of $2,400,000 of Company Preferred Stock represents 8.92% of the Company's outstanding stock. Through June 30, 1997 accretion of Preferred Stock was $1,219,000.

STOCK REPURCHASE PROGRAM

The Company continues to conduct its stock repurchase program, under which the Company repurchases shares of the Company's stock desired to be sold by the Company's existing stockholders. All such stock repurchases (whether from terminating employees or others) are subject to quarterly restrictions which are designed to insure that the Company's liquidity and equity are not materially impaired. The Company's stock price is determined by a formula. Under the current Formula Price for pricing stock, liquidity is not a factor in the equation. However, during any extended period of non-liquidity, the Board of Directors may make a change in the stock price formula to factor in the lack of liquidity. The Formula Price is reviewed periodically by an independent stock appraiser to assure the Board of Directors that the stock price formula is calculating a price within a reasonable fair market price range. All appraisals to date have shown the stock price calculated by the current formula to fall within a fair and reasonable price range as compared with publicly held companies of similar size and in similar business areas.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have over 85% of its contracts with the Department of Defense. Although the Defense budget has not yet been authorized for GFY98, the Company does not project any significant reductions in the funding on any of its major programs. Further, the results of the Quadrennial Defense Review (QDR) would appear to be positive for the Company's long-term business prospects. However, such projections are always subject to the impact unanticipated events in the international arena may have on the defense budget priorities of the United States.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SPARTA, INC.

                                         /s/  B.  WARREN KNUDSON
                                         --------------------------------------
Date:   August 7, 1997                   B. Warren Knudson
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal financial and chief
                                         accounting officer)

                                  EXHIBIT INDEX

                                  SPARTA, INC.

                           QUARTER ENDED JUNE 30, 1997



Exhibit                                                              Sequential
  No.        Description of Exhibits                                  Page No.
-------      -----------------------                                 ---------

   11        Statement re:  Computation of Per Share Earnings

   27         Financial Data Schedule