Form 10-K405
period 1998-01-02
SPARTA INC /DE
filed 1998-03-31
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended January 2, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _________ to __________

                         Commission file number 0-21682

                                  SPARTA, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               63-0775889
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA        92653-1595
--------------------------------------------------------        ----------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (714) 768-8161

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                            on which registered
       -------------------                           ---------------------
              None                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                        Options to Purchase Common Stock
                -------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 1, 1998 was $42,476,853.

As of February 1, 1998, 5,523,648 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                PAGE

PART 1

      ITEM 1.     BUSINESS .........................................................3

      ITEM 2.     PROPERTIES........................................................9

      ITEM 3.     LEGAL PROCEEDINGS.................................................9

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9

PART II

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..............................................10

      ITEM 6.     SELECTED FINANCIAL DATA..........................................13

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................14

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................17

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..............................17

PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............18

      ITEM 11.    EXECUTIVE COMPENSATION...........................................19

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.......................................................22

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................24

      ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.........................................................25


                                     PART I


ITEM 1.           BUSINESS

General

      SPARTA, Inc. ("SPARTA" or the "Company") performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services and other agencies of the U.S. Department of Defense. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for the Ballistic Missile Defense ("BMD"); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA's technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; advanced signal processing; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; composite materials; and marine instrumentation. SPARTA also manufactures composite parts for aircraft and missile systems.

      The Company was originally incorporated in the State of Alabama in August 1979 under the name SPARTA, Inc. ("SPARTA Alabama"). On December 8, 1989, the Company reincorporated in Delaware. In connection with the re-incorporation, each outstanding share of SPARTA Alabama Common Stock, $.02 par value, and each share of SPARTA Alabama Preferred Stock, $.02 par value, was converted into one share of Common Stock, $.01 par value, of the Company. In addition, all options to purchase Common Stock or Preferred Stock of SPARTA Alabama were converted into options to purchase an equal number of shares of Common Stock of the Company. Certain historical information contained herein and described as relating to the Company reflects the operations of SPARTA Alabama prior to December 8, 1989.

      The Company is also a 50% partner in a Norwegian ANS partnership ("OCEANOR SPARTA ANS") under which it performs offshore instrumentation work in Norway. The sole contract of this partnership ended in September, 1995 and the contract warranty expired in September, 1997. OCEANOR SPARTA ANS did not solicit any new work in 1997 and the partnership will be liquidated in 1998. In 1995, a new subsidiary, Commercial Technology, Inc. ("CTI"), was formed and in 1996 and 1997 did business as SPARTA Marine Instrumentation ("SMI"). As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company, SPARTA Alabama and CTI.

      Performance of scientific, engineering, technical and other services, under contracts with Department of Defense ("DoD") agencies, either as a prime contractor or subcontractor, accounted for approximately 91% of the Company's revenues in the fiscal year ended January 2, 1998. Contracts to other non-DoD government agencies accounted for an additional 3% of the Company's revenues and the balance of 6% was commercial work.

      In the area of strategic defense systems, the Company provides a wide range of scientific, engineering, and analytical services and technical support to various organizations of the Department of Defense. These services and support are provided both directly to these agencies or indirectly via subcontracts from major defense and aerospace contractors. The agencies have primary responsibility for developing strategic defense systems which include
(i) sophisticated reconnaissance and surveillance equipment, (ii) long range missile and weapons systems to protect the United States from attack and provide the United States with retaliatory capability, (iii) theater missile defense, and (iv) command, control, communication, and intelligence systems which control and integrate the operations of strategic reconnaissance, surveillance, and weapons systems.

      The Ballistic Missile Defense Organization ("BMDO") was established as a separate agency of the Department of Defense to integrate into a single agency all the military activities carried out for defense against ballistic missiles by the

U.S. Air Force, the U.S. Army and the U.S. Navy. The BMDO is an umbrella organization that funds and supervises technology and system development for defensive systems which defend against both nuclear and non-nuclear ballistic missiles. Contracts for scientific, engineering and technical assistance services for the BMDO have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the uncertainties created by the combined effects of political changes affecting the former Soviet Union and Eastern Europe, continuing negotiations for new arms reduction treaties, and increasing pressures to reduce the federal budget deficit through defense budget reductions. Even though, as a percentage of total sales, BMD business was lower in 1997, BMD continues to be a large part of the Company's business. In 1997, 1996, and 1995, BMD revenues accounted for 40%, 41%, and 45%,, respectively, of sales. Government BMDO funding for government fiscal year ("GFY") 1997 was $3.6 billion, up from $3.4 billion in GFY 1996. The program, as restructured starting in GFY 1994, emphasized Theater Missile Defense ("TMD") rather than National Missile Defense ("NMD"). Most of the Company's past BMD business has been in the NMD area prior to GFY 1994. In 1997, the Company was successful in converting essentially all of its BMD contract base to the support of TMD. The primary reason for this was a contract win at the very end of 1996 of a large TMD systems engineering and technical assistance program at BMDO. This resulted in a substantial increase in the Company's TMD business as reflected in 1997 sales.

      The BMDO budget appropriation for GFY 1998 is $3.7 billion with some renewed emphasis on NMD as well as continuing support of TMD. BMD will be affected by governmental budget decisions, international events, proliferation of nuclear weapons and international arms negotiations over which the Company has no influence. As a result, there can be no assurance that the present commitment of the United States to BMD will materialize or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and Defense Department agencies, have been in existence for more than 40 years. The Company believes that many strategic defense programs will continue to be funded by these agencies.

      The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements. Located in twenty- five offices in eight states, including four government facilities, within close proximity to government agencies and private contractors for which services are performed, the Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company.

 Industry Background

      A substantial portion of the U.S. defense budget is devoted to the development of new weapons and defense systems and system upgrades. However, development of new weapons and defense systems and upgrades requires a considerable scientific, engineering, and analytical expertise which is often beyond the resources of the government agencies which are responsible for development of those systems.

      As a result, U.S. government defense and military agencies have relied, in part, on outside service firms such as the Company to assist them in the performance of their responsibilities. Such firms provide analytical, technical and engineering support services throughout the life-cycle of complex weapons and defense systems. This life-cycle typically begins with a requirements definition phase in which particular strategic or tactical needs, opportunities, and objectives are identified and the technological requirements and configuration or design of a system is defined in terms of those needs, opportunities, or objectives. Requirements definition involves analyses of numerous and seemingly diverse factors, including (i) the current state of technology; (ii) the performance of existing weapons and defense systems; (iii) developments or changes in military and weapons capabilities of other countries which can create potential new military threats that must be counteracted; (iv) changes in US strategic or tactical policies and the effects of geopolitical developments, which may require changes in defensive strategies or tactics; and
(v) budgetary and economic considerations. The life-cycle continues through the development, testing, manufacture, deployment, and maintenance of systems and technology.

      Scientific, engineering, and technical assistance firms, such as the Company, play a significant role in this development process by gathering and analyzing complex data; developing design alternatives and solutions to accommodate conflicting requirements; establishing development priorities; assisting in the preparation of requirements for various programs and in the evaluation of bids received for those programs; and developing software and other systems for testing and validating weapons system hardware and software. Finally, such firms are relied on to develop software and other systems which simulate combat situations for training of military personnel in the operation of the new or upgraded weapons and defense systems.

      Reliance by government agencies on outside firms for independent scientific, engineering, and technical services has decreased in the most recent government fiscal years. Although the government will continue to use outside firms for oversight and independent analysis, the trend is to place more reliance on the system development contractors to oversee their own development efforts through stronger internal controls. The Company does not believe that this change in direction will have a significant adverse affect on the Company.

      In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. In addition, there has been a strong movement in acquisition reform resulting from the Federal Acquisition Streamlining Act ("FASA"). Because of this Act, major changes have been made to the government's source selection procedures. Also, the government has started contracting via electronic commerce. None of these changes is expected to adversely affect the Company's business activities.

Company Strategy

      The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 618 employees, of which more than 90% have earned undergraduate and/or advanced degrees in a wide variety of disciplines including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

      The Company relies heavily on its senior management and professional staff to obtain contracts which involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past six years, the Company has succeeded in obtaining larger contracts in more diverse areas, including test and training range support for the U.S. Air Force, evaluation of foreign military systems for the Army, and computer security work for the FBI.

      Due to the size, complexity, and multidisciplinary requirements of many government contracts, teaming arrangements among defense contractors are common, with one contractor serving as the prime contractor and others acting as subcontractors. The Company will continue to follow the practice of teaming with other government contractors to bid on procurements which require capabilities in areas outside of the Company's expertise to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company has been and will continue to pursue subcontractor roles from the large prime contractor system developers. The Company will also continue to pursue small business set-aside programs. The Company expects to remain qualified for small business programs for a few more years. The Company is a small business in most of its business areas where the threshold for contracts is 1,000 employees or less.

      Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company is now pursuing the development of products and services which exploit these military technologies in the commercial marketplace. Significant investments were made in 1996 and 1997 for these technologies. Such technologies include lasers for interferometers, lasers for ordinance and mine neutralization, secure communications, and composite materials. There were no significant sales of these technologies or products in the commercial marketplace in 1997.

Organization

      No organizational changes were made in 1997. In 1997, the Company's operations were still organized in the following three sectors: (1) Information Systems, (2) Defense & Space Systems and (3) Hardware Systems. This approach, implemented in 1996, integrated the Company's capabilities and resources for key business targets and provided dedicated and focused business development leadership for each of those business areas. The Company's Marine Systems Division is a wholly-owned subsidiary, Commercial Technology, Inc., which does business as SPARTA Marine Instrumentation ("SMI"). Shown below is a summary of the business areas of each sector:

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

Marketing

      The Company's marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. This information is then evaluated by the Company, and teams of Company scientists, engineers, and analysts are formed along functional, geographic, and other lines in order to devise and implement the best means of taking advantage of available business opportunities. This occasionally includes the preparation of unsolicited proposals responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations from various U.S. government agencies as discussed below.

      The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is now a government mandated award criteria factor. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices at 25 locations in proximity to the agencies and other contractors for which the Company provides services. Moreover, the Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

      The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime and a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Nichols Research, W. J. Schafer Associates, BDM Federal, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed Martin, TRW, Hughes, Motorola, Raytheon, and Lockheed Martin\Texas Instruments Joint Venture, among others.

U.S. Government Contracts

      Approximately 95% of the Company's fiscal year 1997 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the Department of Defense. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts are of the task order or delivery order type.

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

      Under firm fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased actual costs of performing the contract. Under fixed price (level-of-effort) contracts, the Company agrees to perform certain work for a fixed price and an agreed upon level of effort. For example, a given contract may provide for the number of hours to be spent by the Company on the contract. Fixed price (level-of-effort) contracts are less risky than firm fixed price contracts. If the Company uses all the agreed upon level-of-effort, it may stop work and receive the entire payment, regardless of whether all the work was completed. Under a fixed rate time and materials contract, the customer agrees to pay a specific negotiated rate for each hour worked or performed against a task order under the contract and to reimburse material "at cost".

      Greater risks are involved under firm fixed price contracts than under fixed price (level-of-effort) contracts, fixed rate, time and materials contracts and other types of cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to hardware. At this time, the Company has less than 5% of its revenue resulting from firm fixed price contracts relating to the delivery of hardware. Most of the Company's contracts are low risk fixed price (level-of-effort); cost reimbursement; and fixed rate, time and materials contracts.

      All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 30, 1994. Indirect contract costs for periods subsequent to fiscal year 1994 have been recorded at amounts which are expected to be realized upon final settlement.

      The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 1997. The Company does not anticipate any termination of programs and contracts in 1998. However, no assurances can be given that such events will not occur. The revenues and income of the Company also would be materially affected by changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company.

      In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall Department of Defense budget. The Company's business can also be affected by any significant delay between Congress and the Administration in reaching a defense budget accord.

Backlog

      The following table shows the dollar amount of the Company's 12-month backlog at the dates stated:


                                                 January 2, 1998     January 3, 1997
                                                 -----------------   ----------------
  Funded 12-Month Backlog                        $34,300,000           $34,900,000
  Unfunded 12-Month Backlog                       58,900,000            41,500,000
                                                 -----------            ----------
     Total Funded/Unfunded Contract Backlog      $93,200,000           $76,400,000
                                                 -----------           -----------


      Funded backlog represents all current contracts expected to be performed during the next 12 months for which the Company has received funding. Unfunded 12-month backlog includes the 12-month expected value of future incremental funding on existing or negotiated contracts. As a result, and in part due to U.S. government funding practices, most of the Company's funded backlog at any given date is represented by work that will be performed within twelve months.

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

Competition

      The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. government security clearances. Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies which compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal and a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. In addition, due to defense budget reductions, there are fewer new opportunities and more intense cost competition. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance. Since an important role of firms such as the Company is to develop requirements for various programs and even, occasionally, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies in response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on prior performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing".

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

Employees

      Most of the Company's employees are highly skilled and educated. Approximately 90% of the Company's employees have college degrees, and 50% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer sciences and business and management. The Company's professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.

      The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In the last few years, the Company has experienced a higher turnover of employees than in prior years. Some of this turnover can be attributed to the intense competition for skilled and educated technical personnel in the marketplace. Changes and perturbations in the defense industry have also hurt the Company's retention and recruiting goals. In 1997, the Company rewarded the strong performers with deserving bonuses. In addition, the stock price appreciated by 29%. This will be a plus for improving retention and achieving recruitment goals. The Company believes that continuation of strong growth is the key to recruiting and retaining a highly-qualified staff. Such growth will enhance its employee stock ownership program and maintain its other incentives at industry comparative levels. Notwithstanding continued growth and the associated strong compensation incentives that result from such growth, there is a shortage of certain technical personnel across the country which the Company needs to perform in its business areas. It is uncertain if the Company will be able to reduce turnover significantly or achieve its recruitment goals. Future growth is dependent on achieving these goals.

      At January 2, 1998, the Company employed 618 employees, a majority of which are based in the Company's facilities in California, Virginia, and Alabama. The number of employees at the end of 1996 was 508. The Company believes that its employee relations are good, and it has not experienced any labor disputes or work stoppages.


ITEM 2.           PROPERTIES

      The Company's principal corporate offices, comprised of approximately 12,500 square feet of office space leased through May, 2003, are located in Laguna Hills, California. The Company's other offices, aggregating approximately 256,000 square feet, include offices located in the cities of Huntsville, Alabama; San Diego, California; Lancaster, California; El Segundo, California; Lexington, Massachusetts; Rosslyn, Virginia; McLean, Virginia; Raleigh, North Carolina; Columbia, Maryland; Colorado Springs, Colorado and Sierra Vista, Arizona. These leases expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities during the fiscal year ended January 2, 1998, was approximately $3,080,000. In 1997, the Company added some small new offices. It also added space in several existing offices when the leases were renewed during the year. A new office in Raleigh, North Carolina added about 4,000 square feet. A new office in Sierra Vista, Arizona added about 3,000 square feet. Offices which expanded were in Colorado Springs, Colorado, Columbia, Maryland and Rosslyn, Virginia. The Company has 25 offices and locations in proximity to customers and agencies to which it provides its services.


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

      The Company's policy prior to 1994 was to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, in April of 1994, the Company suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. In 1997, it again became the Company's policy to repurchase the stockholdings of terminating employees. In support of this policy the Board of Directors authorized the Plan Administrator to issue, at his discretion, promissory notes to repurchase terminating employee stock. One new promissory note was issued in 1997 to repurchase stock with a value of $43,000. The amount of stock held by former employees decreased from 8.7% (556,000 shares) at the end of 1996 to 7.0% (431,000 shares) at the end of 1997.

      In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The

Agreement also grants SAIC, after the second anniversary of the Agreement, the right to require the Company to repurchase all of the Preferred Stock then held by SAIC at the then current Formula Price. Repurchase of the stock shall be in cash to the extent that such cash repurchase does not cause the Company to violate its self-imposed stock repurchase limitation. In that event, that portion which cannot be paid in cash shall be paid in a subordinated promissory note. The Company has used the proceeds from sales of Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC discontinued its purchase of Company Preferred Stock in November, 1996. As of February 1, 1998, SAIC owned 569,039 shares of Preferred Stock, which represented 9.3% of the total capital stock outstanding. The Company is unaware of any plan for SAIC to resume its purchase of Preferred Stock.

Formula Price

      The Formula Price is based upon a formula (the "Formula") which is established by the Company's Board of Directors, and which is subject to revision by the Board of Directors from time to time.

      The Formula, as currently in effect, provides that the Formula Price is equal to the sum of (i) a fraction, the numerator of which is the sum of the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a Formula Price revision is to occur ("SE"), the aggregate principal amount of the long term portion of the Company's long term subordinated promissory notes at the end of such fiscal quarter ("SN"), and the aggregate exercise price of all stock options which were exercisable as of the end of such fiscal quarter ("CX"), and the denominator of which is the sum of the number of issued and outstanding shares of Common Stock and Preferred Stock of the Company ("SI") and the number of shares of Common Stock issuable upon the exercise of stock options which are exercisable ("SV") at the end of that fiscal quarter, and (ii) the product of 7 multiplied by the "future growth factor" ("FG"), multiplied by the average annual "earnings per share" of the Company for the eight fiscal quarters immediately preceding the price revision ("A"). (For this purpose, "earnings" include both net income and the tax benefits to the Company from option exercises, and "shares" include both outstanding shares and shares subject to vested stock options.) The "future growth factor", or "FG", is the lesser of 1.5 or the number obtained by dividing (a) the sum of the Company's gross profit for the four fiscal quarters immediately preceding the date on which the price revision occurs, and the projected gross profit for the four fiscal quarters immediately following the end of such prior period by (b) the Company's gross profit during the eight fiscal quarters immediately preceding the price revision, and squaring the quotient so obtained. The Formula Price, expressed as an equation, is as follows:



                    Formula Price = SE + SN + CX + (7FG x A)
                                    ------------
                                      SI + SV

Where:

      SE = Stockholders' equity which includes all common and preferred stock SN = Aggregate principal amount of subordinated notes (long term portion) CX = Aggregate exercise price of vested stock options
      SI = Number of common and preferred shares issued and outstanding
      SV = Number of shares subject to vested stock options
      FG = The lesser of 1.5 or gross earnings over the past twelve months plus projected gross earnings over the next twelve months divided by gross earnings over the past twenty-four months, the quotient of which is squared
      A =  Average annual "earnings per share" for the preceding eight quarters


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

      The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity may require the Board of Directors to make a change in the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed periodically (usually in April of each year) by an independent outside appraisal firm to see that the Formula is producing a price within a range of fair market value.

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


                                     Formula Price
                               per Share of Common Stock
                              1997                    1996
                              ----                    ----
     January 21              $5.93                    $4.66
     April 21                 6.36                     4.48
     July 21                  6.88                     4.90
     October 21               6.90                     5.35

Dividend Policy

      The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

      As of February 1, 1998, there were approximately 444 holders of record of the Company's Common Stock.

Repurchase Rights of the Company, Restrictions on Transferability

      All shares of the Company's Common Stock are subject to the Company's right (but not obligation) to repurchase such shares in the event of a termination of the holder's association with the Company. All shares of the Company's Common Stock are also subject to (i) the Company's right of first refusal to purchase such shares in the event a holder desires to transfer them and (ii) other significant restrictions on transferability set forth in the Company's Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Option Plan and are applicable to all shares issued under that Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended January 2, 1998. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.

Operating Data:

                                                   Years Ended December 31(1)
                                        (Amounts in thousands except EPS and share data)
                                -------------------------------------------------------------------
                                    1997          1996          1995          1994         1993
                                  ---------     ---------     ---------     ---------     ---------
Sales                           $    85,470   $    67,784   $    62,074   $    65,258   $    78,405
Costs and expenses                   77,963        62,501        59,687        62,246        72,971
Provision for income taxes            3,153         2,200         1,002         1,264         2,319
Net income(2)                         5,105         3,083         1,385         1,748         3,115
Basic Earnings per share(3)     $      0.75   $      0.42   $      0.21   $      0.28   $      0.42
Diluted Earnings per share(3)   $      0.70   $      0.41   $      0.21   $      0.27   $      0.40
Adjusted Earnings per share(4)  $      0.58
Weighted average Common
    Stock outstanding(5)          6,032,548     6,053,728     6,208,009     6,351,021     8,295,045

Balance Sheet Data:

                                              Years Ended December 31(1)
                                                (Amounts in thousands)
                                   ------------------------------------------------
                                     1997      1996      1995      1994      1993
                                    ------    ------     -----     -----    ------
Total assets                       $33,209   $29,054   $28,662   $31,273   $37,430
Working capital                     12,353    10,010     9,476    10,286    12,411
Long term liabilities, including     8,907     6,962     8,348    10,521    10,985
  redeemable Preferred Stock
Stockholders' equity                12,452    10,485     9,410     9,202    11,668

(1) The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The last five fiscal years have ended on January 2, 1998; January 3, 1997; December 29, 1995; December 30, 1994; and
      December 31, 1993. For ease of presentation of summary financial data, the year ends have been presented as December 31.

(2) Net Income is income from operations plus non-recurring receipt of proceeds from an insurance policy on the life of a director and former officer of the Company.

(3) Earnings per share ("EPS") have been computed for all prior years and restated in conformance with the Statement of Financial Accounting Standards ("SFAS") No. 128.

(4) Adjusted earnings per share does not include the effect on earnings of receipt of proceeds from an insurance policy on the life of a director and former officer of the Company.

(5) The weighted average of common stock outstanding has been stated for the most dilutive case of EPS as defined by the FASB SFAS No. 128 guidelines.

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

Results of Operations

                                           Information Summarizing Operating Results
                                                          at December 31,
                                      -----------------------------------------------------
                                         1997                  1996                 1995
                                         ----                  ----                 ----
Sales                                 $85,470,000          $67,784,000          $62,074,000
   BMD                                     40%                  41%                 45%
   Other DoD                               51%                  47%                 40%
   Non-DoD                                  9%                  12%                 15%
Gross Profits(1)                      $7,922,000            $5,936,000           $4,088,000
Profits as a percentage of costs         10.2%                 9.6%                 7.1%
Net income from operations            $4,354,000            $3,083,000           $1,385,000
Net income(2)                         $5,105,000            $3,083,000           $1,385,000

(1) The Company defines gross profits as sales less costs and expenses excluding interest cost and certain expenses which cannot be charged to its government customers.

(2) Net income for 1997 includes $751,000 of proceeds from an insurance policy on the life of a director and former officer of the Company.

                                            Information Summarizing Financial Position
                                                         at December 31,
                                        -----------------------------------------------------
                                            1997                 1996                 1995
                                            ----                 ----                 ----
Stockholders' equity                    $12,452,000           $10,485,000          $9,410,000
Equity per share(1)                         1.89                  1.64                1.56
Stock repurchase notes                    1,123,000             1,730,000           2,944,000
Notes payable                           $ 2,658,000           $   461,000           $ 972,000

                                                             Backlog
                                        -----------------------------------------------------
                                            1997                 1996                 1995
                                            ----                 ----                 ----
Funded 12-month backlog                 $34,300,000           $34,900,000         $12,000,000
Unfunded 12-month backlog                58,900,000            41,500,000          55,300,000
Total contract backlog                  $93,200,000           $76,400,000         $67,300,000

                                                            Financial Ratios
                                              -------------------------------------------
                                              1997               1996                1995
                                              ----               ----                ----
  Avg. days sales outstanding ("DSO")           88                96                 126
  Current ratio                                2.1               1.9                 1.9
  Debt to equity ratio as defined
     by the lender                             0.8               0.8                 1.0

(1) Equity per share based on weighted shares of Common Stock outstanding at year end, including weighted shares of Preferred Stock outstanding.

      The Company experienced a three-year decline in sales for the period 1993 through 1995. Sales decreased by 22% from a historical high of $79,578,000 in 1992 to $62,074,000 in 1995. This three year business decline was reversed in 1996 on sales of $67,784,000, and continued to improve in 1997 on sales of $85,470,000, an increase of 26.1% from 1996 resutls. The decline from 1993 through 1995 was primarily attributable to a 60% reduction in the government fiscal year 1994 budget for the National Missile Defense ("NMD") effort of the Ballistic Missile Defense ("BMD") program. The reduction in NMD funding was accompanied by an increase in funding for the Theater Missile Defense ("TMD") effort. Historically, the BMD NMD program had been the Company's major source of revenue. In 1993, BMD business volume accounted for 47% of Company sales. The Company's BMD business volume as a percent of sales decreased in 1994 to 31%. BMD programs accounted for 40%, 41%, and 45% of Company sales in 1997, 1996, and 1995, respectively. This increase from the 1994 level is a measure of the Company's success in efforts to apply its NMD ballistic missile defense expertise to TMD problems and winning TMD contracts. Sales growth in 1997 came primarily from a 200% increase in support to the Ballistic Missile Defense Organization and an 86% gain in the support to intelligence agencies. In 1997, the Company derived 91% of its business from DoD programs.

     Gross profitability increased from 9.6% of costs in 1996 to 10.2% of costs in 1997. Gross profit rate of 7.1% in 1995 was negatively impacted by 1) a reversal of prior year accrued profits on two commercial oil platform instrumentation projects, and 2) a loss on disposition of the Company's ACT/SPARTA subsidiary. Profit levels in 1996 and 1997 were positively impacted by profits on completed multiyear, fixed price contracts which were under accrued for in prior years. A restatement of gross profit rate adjusting only for contract accruals results in 9.2%, 9.3%, and 7.5% in 1997, 1996, and 1995, respectively.

     In the past, the Company's backlog has generally been indicative of its future revenues. The end of the year annualized contract backlog, representing expected sales on existing contracts for 1998, increased from $76,400,000 in 1996 to $93,200,000 in 1997, an increase of 22%. Annual sales as a percent of prior year annualized contract backlog were 111.7%, 100.1% and 109.1% in 1997, 1996, and 1995, respectively. However, although the Company's backlog has been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

     The Company's primary business strategy over the last four years has been to establish a new foundation for future growth in recognition of the decline of the DoD market for its traditional engineering business. To implement this strategy, the Company restructured in 1996 into three sectors, operating substantially as subsidiaries. Each focuses on one of three core business areas: system engineering for defense and space systems; information systems engineering, services, and products; and engineering services, development, and products for hardware technologies. In the first year, the Company successfully learned how to operate in this new structure, built a contract base for sales growth in 1997, and initiated a multiyear process of establishing the Company's selected product lines. The organizational structure continued for 1997.

      Specific business objectives for 1997 included (i) further development of each of the product lines, (ii) achieve a 50% growth in proposal and opportunity backlog and position the Company for a major prime contract role in information systems programs, and (iii) enhance staff skills and productivity by instituting a company wide efficient and effective training program. The Company exceeded its 1997 financial plan in almost all respects. Each of the sectors achieved sales increases of 15% or more, contract backlog increases of 16% or more, and gross profitability increases of 19% or more. One area where the Company fell short of its objectives was the backlog of proposals outstanding which declined 33% by the end of the year, off of its objective of achieving a 50% increase. Staff resources for pursuit of new business development suffered in competition for staff resources with several large new contracts won in late 1996 and early 1997. Five product lines were identified and business plans and strategies were developed in 1996 to move toward bringing products to market in 1997 and subsequent years. The five product lines are SecurECTM, an application of end-to-end security software to commercial Electronic Data Interchange ("EDI") on the Internet; nanAlignTM, an electro optic system to compensate for air turbulence error sources in the manufacture of integrated circuits and flat panel displays; ZeusTM, a mobile mounted laser system to neutralize mines and unexploded ordnance; RIMS, an integrated hardware and software solution for communication and management information control of a multifunctional, dispersed organization; and composites, an application of proprietary technology in composite material bulk molding and thermal management. Progress and accomplishments against aggressive plans on development of all product lines fell short of expectations, although progress was made on each.

     Stockholders' equity increased 18.7% during 1997. The Company reduced its major components of debt (deferred income taxes, balance of promissory notes issued to repurchase stock, and working capital financing) by approximately $300,000, or 3.6%, in 1997. Debt-to-equity ratio reached a historical low of 0.8 in 1996 and continued at that level in 1997.

Liquidity and Capital Resource

     The Company's primary source of funding its operations in 1997 was self-funding from on-going business activities augmented by borrowings from its bank line of credit. The bank line of credit provides for borrowings up to $8,000,000 with all borrowings due December 1, 1999. Interest payments on borrowings under the line of credit were $114,000 in 1997 compared to $3,000 in 1996. At the end of 1997, borrowings for working capital were $2,658,000, up from $461,000 at the end of 1996. Days sales outstanding ("DSO") in receivables averaged 88 days in 1997, down from an average of 96 days in 1996 and 126 days in 1995. The need for additional borrowings in 1997 under the bank line of credit was driven by the growth in sales and product line investment which was only partially offset by the reduction in DSO.

     The Company anticipates that increasing costs to fund development of hardware projects plus anticipated sales growth will create an increased demand for working capital in 1998. However, the Company anticipates that its existing capital resources and access to the line of credit will be adequate for planned operations for the foreseeable future.

     The Company continues to conduct its stock repurchase program on a quarterly basis under which the Company repurchases shares of its stock desired to be sold by existing stockholders (i.e., continuing employees, terminating employees, and former employees). The amount of funds available for the repurchase of stock is limited to one-half the net profits (based on a four quarter moving average) plus all funds realized by the Company through operation of its stock program. The two primary sources of stock funds are from the exercise of options granted to employees and from the funding of its stock related benefits programs. In periods of declining profits and decreasing stock prices, the funds available for the repurchase of stock can be negatively impacted. The repurchase of stock within the available quarterly funds is prioritized first to the repayment of promissory notes previously issued to repurchase stock, second to the repurchase of all or portion of the stock of terminating employees, third to all stockholders desiring to sell a minimum amount (currently $3,000), and finally to all stockholders desiring to sell stock on a pro rata basis relative to their respective stock ownership.

      It was the Company's policy to limit its Common Stock ownership to current employees by repurchasing all stock of terminating employees with cash or promissory notes. A 40% reduction in the Company's staff level starting mid-1993 and through 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Continued issuance of promissory notes to repurchase the stock of terminating employees jeopardized the bank covenant on equity for the bank line of credit. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and terminated the repurchase of any stock of terminating employees with quarterly repurchase funds in April of 1995. The outstanding promissory note balance for prior years' stock repurchases declined from $4,224,000 at the end of 1994 to $1,123,000 at the end of 1997, reflecting the continued policy of not issuing new notes and the payment of stock notes as the first priority out of quarterly stock repurchase funds. As the Company's profits improved and as the debt service on notes declined, and as employee confidence in future stock growth returned as demonstrated by the exercise of options, the liquidity of the stock returned to pre-1993 levels in 1996 and 1997. In 1996, the Company resumed partial cash repurchases of stock from terminating employees, but did not resume the issuance of promissory notes. In 1997, the Board of Directors authorized the Plan Administrator to issue new promissory notes, at his discretion, in order to resume the policy of repurchasing all stock of terminating employees. In 1997, the Company repurchased essentially all stock of terminating employees, except for one major stockholder, and issued one new promissory note with a value of $43,000. The amount of stock held by former employees decreased from 8.7% (556,000 shares) at the end of 1996 to 7.0% (431,000 shares) at the end of 1997.

     Under the Stock Purchase Agreement which the Company entered into with SAIC in November 1994, SAIC purchased a total of $2,400,000 of Company preferred Stock in 1994, 1995, and 1996. SAIC elected to suspend purchase of the Company's Preferred Stock in November, 1996. The Company knows of no plan on the part of SAIC to resume purchase of Preferred Stock.

     Commitments for capital expenditures were not material at January 2, 1998.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements are filed as a part of this report on Form 10-K:


                                                                     Page
                                                                     ----
REPORT OF INDEPENDENT ACCOUNTANTS....................................F-2

FINANCIAL STATEMENTS

Consolidated Statement of Income for the three years ended
  January 2, 1998....................................................F-3

Consolidated Balance Sheet at January 2, 1998 and January 3, 1997....F-4

Consolidated Statement of Stockholders' Equity for the three years ended January 2, 1998........................................F-5

Consolidated Statement of Cash Flows for the three years ended
  January 2, 1998....................................................F-6

Notes to Consolidated Financial Statements...........................F-7



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors, nominee director and executive officers of the Company are as follows:

      Name                    Age    Position(s)
      ----                    ---    -----------
Wayne R. Winton               62     Chief Executive Officer and Chairman of the
                                     Board of Directors

Robert C. Sepucha, Ph.D.      54     Sector President and Director

R. Stephen McCarter           66     Sector President and Director

Carl R. Case, Ph.D.           58     Sector  President and Director

B. Warren Knudson             60     Corporate Vice President, Treasurer and Chief
                                     Financial Officer

Jerry R. Fabian               49     Corporate Vice President, Secretary and
                                     Chief Administrative Officer

John L. Allen, Ph.D.          66     Director

Rock N. Hankin                51     Director

Robert L. Johnson             78     Director

Gen. John L. Piotrowski       64     Director
(USAF Retired)

Clarke E. Reynolds            77     Director

Robert B. Buchanan, Ph.D.     57     Nominee Director



        Wayne R. Winton is a cofounder of the Company and has served as Chairman of the Board of Directors of the Company since its founding in 1979. Mr. Winton served as the Company's President from its founding until 1995, when he became Chief Executive Officer. Mr. Winton holds a Bachelors degree in mechanical engineering from the University of Idaho.

        Robert C. Sepucha, Ph.D. is Sector President of SPARTA's Defense & Space Systems Sector. Prior to that, he was a Senior Vice President and Group Manager beginning in 1991. Dr. Sepucha was elected to the Board of Directors in 1993. From 1984 until joining the Company, Dr. Sepucha was a Senior Vice President of
W. J. Schafer Associates, Inc. Dr. Sepucha holds a Master of Science degree in physics from the Massachusetts Institute of Technology and a Ph.D. in physics from the University of California, San Diego.

       R. Steven McCarter is Sector President of SPARTA's Hardware Systems Sector. Prior to that, he was a Senior Vice President and Group Manager beginning in 1994 and a Vice President and Operations Manager from 1984 to 1990. He also served as President of MI SPARTA, Inc., the Company's wholly owned subsidiary from 1991 to 1994. Mr. McCarter first became a member of the Board of Directors in 1994. Mr. McCarter holds a Master of Science degree in electrical engineering from New York University.

        Carl T. Case, Ph.D. is Sector President of SPARTA's Information Systems Sector. From 1984 to 1987, Dr. Case was the Division Manager of the Systems Analysis Division in Huntsville, Alabama. He became an Operation Manager and Vice President in 1988 for SPARTA's Systems Integration Operation and then for the Information Systems Operation in 1994. Prior to joining SPARTA in 1984, Dr. Case served as a U.S. Air Force officer for twenty-one years, retiring as a Colonel in 1984. Dr. Case first became a member of the Board of Directors in 1996. Dr. Case holds a Master of Science degree in physics from the University of Louisville and a Ph.D. in aerospace engineering from the Air Force Institute of Technology.

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

        Jerry R. Fabian has served the Company as a Vice President and Chief Administrative Officer since January 1989. From January, 1989 to February, 1992, Mr. Fabian was also the Chief Financial Officer. Since 1986 he has served as Director of Business Administration, reporting to the Company's CEO. Mr. Fabian holds a Bachelor of Science degree in business administration from California State University, Northridge.

        John L. Allen, Ph.D. has been a director since 1982. He is currently a private consultant operating as John L. Allen Associates, Ltd. and participates on many DoD advisory groups. Previously, Dr. Allen was President of General Research Corporation and Deputy Director, Defense Research & Engineering. He is a member of the Board's Audit Committee and Compensation Committee.

        Rock N. Hankin has been a director since 1989. He is the founder and senior partner of Hankin & Co., which provides commercial and forensic consulting services, and Hankin Investment Banking, its NASD licensed broker\dealer affiliate. Mr. Hankin was previously a partner at Price Waterhouse. He is a certified public accountant and a lawyer. Mr. Hankin is the chairman of the Board's Audit Committee and a member of the Board's Compensation Committee. Mr. Hankin also serves as Chairman of the Board of Directors of House of Fabrics and is a member of the boards of Alpha Microsystems, Inc. and Semtech Corporation. Previous board service includes Nichols Institute and Data-Design Laboratories Electronics.

        Robert L. Johnson has been a director since 1987. Previously, Mr. Johnson was Corporate Vice President - Aerospace Group, McDonnell Douglas Corporation and President of McDonnell Douglas Astronautics Company. Prior to that, he served as Assistant Secretary of the Army (Research and Development). Mr. Johnson is a member of the Board's Compensation Committee and Audit Committee.

        John L. Piotrowski has been a director since 1991. He is currently a Corporate Vice President at Science Applications International Corporation
(SAIC). Prior to SAIC, Mr. Piotrowski was a private consultant and key participant on many DoD advisory groups. Mr. Piotrowski served as Commander of the U.S. Space Command and Vice Chief of Staff of the Air Force. He is the chairman of the Board's Compensation Committee and a member of the Board's Audit Committee. Mr. Piotrowski also serves as a director of Eclipse Space Lines and Military Professional Resources.

        Clarke E. Reynolds has been a director since 1992. He is retired from NCR Corporation where his last position was Vice President of European Operations from 1976 to 1981. At NCR, he was involved in sales and marketing nationally and internationally. After retirement from NCR, Mr. Reynolds served as President and CEO of Alpha Microsystems. Mr. Reynolds is a member of the Board's Audit Committee and Compensation Committee. Mr. Reynolds also serves as Chairman of the Board of Directors of Alpha Microsystems.

        Robert B. Buchanan, Ph.D., has been nominated as a Board member for shareholder vote at the next stockholders meeting on May 1, 1998. He is, and has been since 1993, the Group Manager of the Defense Analyses Group for Science Applications International Corporation (SAIC). Prior to joining SAIC, Dr. Buchanan was President of Sunbird Exploration, Inc. from 1990 to 1991. Before Sunbird Exploration, Inc., Dr. Buchanan was with BDM International, Inc. from 1969 to 1990. His last position at BDM was Corporate Vice President, in which position he was responsible for a wide variety of activities, such as simulation-based work in advanced technology and work on strategic defense programs. Dr. Buchanan holds a Ph.D. in electrical engineering from Oklahoma State University.

        Robert J. Vickery, Jr., a cofounder of the Company, resigned from the Board on February 6, 1997, due to failing health. Mr. Vickery died on September 21, 1997.


ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the named executive officers) for fiscal 1997, 1996 and 1995:

                                                          SUMMARY COMPENSATION TABLE
                                             Annual Compensation and Long Term Compensation Awards
                              ----------------------------------------------------------------------------------
                                                                 Other Annual                       All Other
          Name and                   Salary(1)    Bonus(2)     Compensation(3)      Options      Compensation(4)
     Principal Position       Year       ($)         ($)              ($)              (#)              ($)
  ---------------------       ----    -------      ------           ------            -----           ------
Wayne R. Winton               1997    191,154      95,400            3,370             -              24,000
  Chief Executive             1996    176,600      80,000           15,400            3,564           15,800
  Officer, Chairman           1995    182,700      31,500                                             15,900

Robert C. Sepucha             1997    155,925      78,300           14,586            3,541           24,000
  Sector President            1996    155,900      70,000            8,300            5,899           22,500
                              1995    141,300      57,400                             8,457           22,500

R. Stephen McCarter           1997    155,925      55,900           16,402            2,737           24,000
  Sector President            1996    156,100      54,100            1,800            5,465           22,500
                              1995    147,400      14,000                                             20,500

Carl T. Case                  1997    155,925      59,800            6,378            2,793           24,000
  Sector President            1996    150,500      55,200            4,600            3,076           22,500
                              1995    134,500      34,100                               614           20,000

B. Warren Knudson             1997    115,922      33,669            7,433            1,270           22,400
  Chief Financial Officer,    1996    109,200      25,100                               820           19,600
  Vice President              1995    104,000      21,900                                 0           15,700

(1) Amounts shown include only cash compensation earned by executive officers.

(2) Amounts shown include cash and non-cash compensation earned by executive officers. The non-cash compensation, for the fair market value of stock earned as part of bonus compensation, is as follows:

                      1997         1996        1995
                      -------       ------       ------
       Winton               -      $24,000       $6,000
       Sepucha        $20,998       21,000       16,900
       McCarter        16,230       16,230        4,200
       Case            16,562       16,600       10,200
       Knudson         $7,531       $7,500       $6,600
                      -------       ------       ------

(3) Includes stock gain on exercised options and pay out of absence accrued but untaken. (4) The amounts shown in this column are Company contributions to the Profit Sharing Plan.

      Stock Options. The Company's 1987 Nonqualified Stock Option Plan (the "Option Plan") provides for the grant of stock options, stock bonuses or rights to purchase up to an aggregate of 14,000,000 shares of the Company's authorized but unissued Common Stock (subject to adjustment in the event of stock dividends, stock splits, recapitalizations, mergers or other similar changes in the Company's capital structure). The Option Plan is a ten year plan which expired at the end of 1997. The Company has submitted its 1997 Stock Option to the California Department of Corporations for their review and approval. There are no substantive changes from the 1987 Stock Plan.

      The Option Plan is currently administered by Wayne R. Winton, the Company's Chief Executive Officer. However, the Board of Directors may at any time designate another officer or other employee of the Company, the Board itself, or a committee thereof, to act as administrator of the Option Plan. Subject to the express provisions of the Option Plan, the Administrator has full authority to interpret the Option Plan and to make all other determinations necessary or advisable for the administration of the Option Plan.

      All shares issued under the Option Plan are subject to restrictions on transferability and the right of the Company to repurchase the shares upon the termination of the stockholder's association with the Company. These transfer restrictions and repurchase rights are set forth both in the Option Plan and in the Company's Certificate of Incorporation.

      During fiscal 1997, options covering a total of 622,504 shares were granted under the Option Plan to a total of 596 employees of the Company. The following table contains information concerning the grant of stock options under the Option Plan to the named executive officers:

                                  OPTION GRANTS IN LAST FISCAL YEAR

                                   Individual Grants                                      Potential Realizable Value
                          -------------------------------------------------               --------------------------
                             Options      % of Total    Exercise   Market                 Assumed Annual Rates of
                          Granted (A)(B)     Options     or Base   Price on               Stock Price Appreciation
        Name and                          Granted to     Price     Date of                for Option Term (4 Yrs)
       Principal                          Employee in               Grant    Expiration
        Position             (Number)      Fiscal Year    ($/Sh)    ($/Sh)      Date        0%($)    5%($)  10%($)
        --------             --------      -----------    ------    ------      ----        -----    ----- --------
Wayne R. Winton                  346           .11        6.05      6.36         7/4/01      107       581   1,129
  Chief Executive                419           .13        6.84      6.90       12/31/01       25       648   1,367
    Officer, Chairman

Robert C. Sepucha              4,346          1.43        6.05      6.36         7/4/01    1,347     7,304  14,175
  Sector President             5,172          1.63        6.84      6.90       12/31/01      340     8,001  16,873

R. Stephen McCarter            2,017           .66        6.05      6.36         7/4/01      645     3,390   6,579
  Sector President             1,797           .57        6.84      6.90       12/31/01      108     2,780   5,862

Carl T. Case                   1,925           .63        6.05      6.36         7/4/01      597     3,235   6,279
  Sector President               684           .22        6.84      6.90       12/31/01       41     1,058   2,231

B. Warren Knudson                294           .10        6.05      6.36         7/4/01       91       494     959
  Chief Financial              2,223           .70        6.84      6.90       12/31/01      133     3,439   7,252
    Officer, Vice
President

(A) Options granted in 1997 have a three-year vesting schedule as follows: 20% on the first anniversary of the date of grant, 30% on the second anniversary and full vesting occurring on the third anniversary.

(B) The options were granted for a term of 4 years, subject to earlier termination in certain events related to termination of employment.

      Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the exercise of options during the year and unexercised options held as of the end of the year:

                                     OPTION EXERCISES AND YEAR-END VALUE TABLE
--------------------------------------------------------------------------------------------------------------------
                 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
--------------------------------------------------------------------------------------------------------------------
                         Shares     Value Realized                                 Value of Unexercised In-the-Money
                        Acquired     (Market Price       Number of Unexercised      Options at FY-End (Market Price
      Name and         on Exercise    at Exercise          Options at FY-End       of Shares at FY-End ($6.90) Less
      Principal                      Less Exercise                                        Exercise Price) ($)
      Position          (Number)    Price) ($)(A)     Exercisable Unexercisable       Exercisable Unexercisable
      --------          --------    --------------     -------------------------       -------------------------
Wayne R. Winton
  Chief Executive
    Officer, President    3,845          4,970             735          4,533           1,797            7,828

Robert C. Sepucha
  Sector President        1,749          1,207           8,006         20,433          21,144           29,929

R. Stephen McCarter
  Sector President        6,204          6,648           5,797          6,883          14,759            9,769

Carl T. Case
  Sector President        2,419          1,162           5,220          5,570          13,860            9,497

B. Warren Knudson
  Chief Financial
    Officer
  Vice President          3,161          2,730              960          6,810           2,603            9,621

(A) Market value of underlying securities at exercise date minus the price.

      Profit Sharing Plan. The Company has adopted and maintains a defined contribution Profit Sharing Plan, which provides tax-qualified retirement benefits to participating employees. All of the Company's employees are eligible to participate in Company contributions to the Profit Sharing Plan, except those employees in the Technical Services ("TS") business unit or in the Company's wholly-owned subsidiary, CTI, which does business as SPARTA Marine Instrumentation ("SMI").

      The amount of the Company's annual contribution to the Profit Sharing Plan is determined by the Board of Directors, in its discretion. The Company has established a target contribution which represents the amount the Company will contribute if the Company's actual operating results meet certain guidelines. The target contribution anticipates a contribution equal to the sum of (a) 15% of the compensation paid to participants who have completed two years of employment with the Company , (b) 10% of the compensation paid to participants who have completed at least one but not more than two years of employment with the Company, and (c) 5% of the compensation paid to participants who have completed at least 1000 hours of service but less than one year of employment with the Company. If the full target contribution is made by the Company for any given year, each eligible participant in the Profit Sharing Plan for that year receives an allocation to his or her account equal to the percentage of such participant's compensation indicated above based on the participant's length of service with the Company, subject to limitations on the maximum amount of such contribution imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"). If the full target contribution is not made by the Company for any given year, the Company's contribution is allocated among the eligible participants based on their relative compensation for the year, subject to any limitations imposed by ERISA, and provided, however, that the allocation to each participant will not exceed the percentage of such participant's compensation indicated above based on the length of the participant's service with the Company. Up to 50% of the Company's annual contribution may be made in the form of shares of the Company's Common Stock. Employees may elect to have a larger than 50% share paid in the form of Company stock.

     Employees in the Company's Technical Services ("TS") business unit and in the wholly-owned subsidiary, SMI, are not eligible to receive Company contributions to their Profit Sharing Plan accounts as described above. TS and SMI employees may, however, elect to defer a portion of their compensation into their accounts, up to the limits set by the Internal Revenue Service, and the Company matches up to 20% of their deferrals in the form of fully vested SPARTA Common Stock. Employees other than those in the TS business unit and SMI may also elect to defer a portion of their compensation into their accounts in the Profit Sharing Plan, but their contributions are not matched by the Company.

     Jerry R. Fabian, a Vice President and the Chief Administrative Officer of the Company, serves as Special Trustee of the Profit Sharing Plan, and in that capacity is the record holder of the Company's Common Stock allocated to employees' accounts in the Profit Sharing Plan.


Director Compensation

      Directors who are not employees of the Company, one of its subsidiaries or SAIC, receive fees of $2,000 per day for each Board meeting and Board Committee meeting which they attend. In addition, each director who is not an employee at the Company's fiscal year-end received stock options based upon earnings of the Company for the year. Non-employee directors that chair Board committees are awarded additional options. During 1997, 5,880 stock options were awarded to outside Board directors. The options can be exercised one year after they are awarded and vest one year to three years from the date of grant and expire in four years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 1, 1998, information regarding the ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the directors of the Company who own Common Stock, (iii) each of the named executive officers in the compensation tables, and (iv) all executive officers and directors of the Company as a group:

Name and Address               Number of Shares(1)         Percentage of Class
----------------               -------------------         -------------------
Wayne R. Winton(2)                   573,833(3)                    9.40%

Robert C. Sepucha                     44,027(4)                    0.58%

R. Stephen McCarter                  103,296(5)                    1.60%

Jerry R. Fabian                       59,034(6)                     .95%

B. Warren Knudson                    217,485(7)                    3.55%

Vickery Family Trust                 170,416(8)                    2.80%

Carl T. Case                          99,839(9)                    1.55%

John L. Allen                         9,505(10)                     .14%

Robert L. Johnson                    18,806(11)                     .29%

Rock N. Hankin                       11,900(12)                     .17%

John L. Piotrowski                    4,339(13)                     .07%

Clarke E. Reynolds                    3,912(14)                     .04%

Robert B. Buchanan                        0(15)                    0.00%

All executive officers
and directors as a group
(12 persons named above)          1,145,976(16)                   20.64%


(1) Except as set forth below, each of the persons included in the above table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person's spouse under applicable community property laws.

(2) The business address of Mr. Winton is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, California 92653-1545.

(3) Includes 70,077 shares held for Mr. Winton's account in the Company's Profit Sharing Plan and 969 shares subject to options which may be exercised within 60 days of February 1, 1998. Excludes 27,953 shares and 518 exercisable options held of record by Mary Frances Winton, an employee in the Company and spouse of Wayne R. Winton, with respect to which shares Mr. Winton could be deemed to share beneficial ownership.

(4) Includes 22,159 shares held in Dr. Sepucha's account in the Company's Profit Sharing Plan and 7,751 shares subject to options which may be exercised within 60 days of February 1, 1998.

(5) Includes 72, 169 shares held in Mr. McCarter's account in the Company's Profit Sharing Plan and 5,815 shares subject to options which may be exercised within 60 days of February 1, 1998.

(6) Includes 36,111 shares held in Mr. Fabian's account in the Company's Profit Sharing Plan and 939 shares subject to options which may be exercised within 60 days of February 1, 1998. Excludes all shares held by Mr. Fabian as Special Trustee of the Company's Profit Sharing Plan, as to which shares Mr. Fabian disclaims beneficial ownership.

(7) Includes 57,201 shares held in Mr. Knudson's account in the Company's Profit Sharing Plan and 1,094 shares subject to options which may be exercised within 60 days of February 1, 1998.

(8) Mr. Vickery died in September of 1997. His shares have been transferred to the Vickery Family Trust for which his spouse, Joan D. Vickery, is the Trustee. Joan D. Vickery is an employee of the Company. Excludes 39,911 shares of record by Joan D. Vickery, with respect to which shares the Vickery Family Trust could be deemed to share beneficial ownership.

(9) Includes 54,483 shares held in Dr. Case's account in the Company's Profit Sharing Plan and 5,321 shares subject to options which may be exercised within 60 days of February 1, 1998.

(10) Includes 1,226 shares subject to options held by Dr. Allen which may be exercised within 60 days of February 1, 1998.

(11) Includes 901 shares subject to options held by Mr. Johnson which may be exercised within 60 days of February 1, 1998.

(12) Includes 1,839 shares subject to options held by Mr. Hankin which may be exercised within 60 days of February 1, 1998.

(13) Includes 138 shares subject to options held by Mr. Piotrowski which may be exercised within 60 days of February 1, 1998.

(14) Includes 1,412 shares subject to options held by Mr. Reynolds which may be exercised within 60 days of February 1, 1998.

(15) Dr. Buchanan is a nominee director pursuant to the Board representation provision in the SAIC Stock Purchase Agreement. SAIC presently holds 569,039 shares of non-voting Preferred Stock.

(16) Includes the shares referenced in footnotes (3) through (7) and (9) through (14) above. Excludes all other shares held of record by Jerry Fabian, the Company's Vice President and Chief Administrative Officer, as Special Trustee of the Company's Profit Sharing Plan, as to which shares Mr. Fabian disclaims beneficial ownership.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an arrangement with a bank to allow a Company stockholder and current employee to make up to $250,000 in borrowings from the bank using Company stock as collateral. However, total borrowings outstanding under this arrangement cannot exceed $500,000 at any point in time. In the event of a stockholder's default under any of these loans, the Company has agreed to purchase from the bank the stock held by it as collateral for an amount equal to the outstanding principal and accrued interest on the loan. As of January 2, 1998, there was one loan outstanding for $44,167 under this arrangement to R. Stephen McCarter, an Officer and Director of the Company.

  Pursuant to the terms of the SPARTA\SAIC Stock Purchase Agreement, SAIC has acquired Preferred Stock as discussed in Part II, Item 5 of this 10-K. The preferred stockholder ("SAIC") and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $4,988,000 in 1997. The amounts received under such agreements were $1,246,000 in 1997. At January 2, 1998, the Company's accounts payable and accounts receivable balances to and from the preferred stockholder were $182,000 and $10,000, respectively.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this report on Form 10-K:

          (1) Financial Statements

                                                                                     Page
REPORT OF INDEPENDENT ACCOUNTANTS .................................................F-2

FINANCIAL STATEMENTS

Consolidated Statement of Income for the three years ended
   January 2, 1998.................................................................F-3

Consolidated Balance Sheet at January 23, 1998 and January 3, 1997.................F-4

Consolidated Statement of Stockholders' Equity for the three years ended January 2, 1998.....................................................F-5

Consolidated Statement of Cash Flows for the three years ended
   January 2, 1998.................................................................F-6

Notes to consolidates Financial Statements.........................................F-7

                (2)     Financial Statement Schedules

                        All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

                (3) The exhibits listed in the accompanying Index to Exhibits at page 25 are filed as part of this report on Form 10-K.

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

                                      SPARTA, Inc.

March 27, 1998                        By: /s/  Wayne R. Winton
                                          ---------------------------------
                                          Wayne R. Winton, Chairman of the Board
                                          and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicates.

      Signature                                Title                               Date
      ---------                                -----                               ----
      /s/  Wayne R. Winton           Chairman of the Board,                   March 27, 1998
--------------------------------     Chief Executive Officer and Director
Wayne R. Winton


     /s/ Robert C. Sepucha           Director                                 March 27, 1998
--------------------------------
Robert C. Sepucha


     /s/ R. Steve McCarter           Director                                 March 27, 1998
--------------------------------
R. Steve McCarter


    /s/ Carl T. Case                 Director                                 March 27, 1998
--------------------------------
Carl T. Case


    /s/ John L. Allen                Director                                 March 27, 1998
--------------------------------
John L. Allen


     /s/ Robert L. Johnson           Director                                 March 27, 1998
--------------------------------
Robert L. Johnson


     /s/ Rock N. Hankin              Director                                 March 27, 1998
--------------------------------
Rock N. Hankin


     /s/ John L. Piotrowski          Director                                 March 27, 1998
--------------------------------
John L. Piotrowski


    /s/ Clarke E. Reynolds           Director                                 March 27, 1998
--------------------------------
Clarke E. Reynolds


    /s/ B. Warren Knudson            Vice President, Treasurer                March 27, 1998
--------------------------------     and Financial Officer
B. Warren Knudson                    (Principal Accounting Officer)


    /s/ Jerry R. Fabian              Vice President, Secretary and            March 27, 1998
--------------------------------     Chief Administrative Officer
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

10.9(1) Sublease, dated as of May 31, 1989, as amended, relating to the Company's Lexington, Massachusetts facility

10.12(1) Agreement dated July 11, 1989 between the Company and Union Bank, as amended

10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3) Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications International Corporation

10.15(4) Fourth Amended and Restated Loan Agreement, dated August 3, 1995, between the Company and Union Bank, as amended.

10.16(5)    1987 SPARTA, Inc. Nonqualified Stock Option Plan

22.         The Company has one subsidiary, Commercial Technology Inc., (dba
            SPARTA Marine Instrumentation), which is a wholly- owned subsidiary incorporated in California

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

(5) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 3, 1997.

                                  SPARTA, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS...................................................................F-2

FINANCIAL STATEMENTS(1)

Consolidated Statement of Income for the three years in the period ended December 31, 1997..........F-3

Consolidated Balance Sheet at December 31, 1997 and 1996............................................F-4

Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 1997...................................................................F-5

Consolidated Statement of Cash Flows for the three years in the period ended
   December 31, 1997................................................................................F-6

Notes to Consolidated Financial Statements..........................................................F-7


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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of income, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
--------------------------------
Price Waterhouse LLP
Costa Mesa, California
March 21, 1998

CONSOLIDATED STATEMENT OF INCOME
for the years ended December 31

                                                    1997               1996               1995
                                                    ----               ----               ----
SALES                                             $85,470,000        $67,784,000         $62,074,000
                                                  -----------        -----------         -----------
COSTS AND EXPENSES:
   Labor costs and related benefits                44,864,000         34,884,000          31,785,000
   Subcontractor costs                             23,569,000         17,148,000          14,952,000
   Facility costs                                   6,923,000          7,122,000           7,460,000
   Travel and other                                 2,422,000          3,325,000           4,356,000
   Loss on sale of subsidiary (Note 1)                                                       695,000
   Interest expense, net                              185,000             22,000             439,000
                                                  -----------        -----------         -----------

      TOTAL COSTS AND EXPENSES                     77,963,000         62,501,000          59,687,000
                                                  -----------        -----------         -----------

INCOME FROM OPERATIONS                              7,507,000          5,283,000           2,387,000

KEYMAN INSURANCE PROCEEDS                             751,000
                                                  -----------        -----------         -----------

INCOME BEFORE PROVISION FOR TAXES ON INCOME         8,258,000          5,283,000           2,387,000

PROVISION FOR TAXES ON INCOME (Note 7)              3,153,000          2,200,000           1,002,000
                                                  -----------        -----------         -----------

NET INCOME                                         $5,105,000         $3,083,000          $1,385,000
                                                  ===========        ===========         ===========

BASIC EARNINGS PER SHARE (Note 1)                         .75                .42                 .21
                                                  ===========        ===========         ===========

DILUTED EARNINGS PER SHARE (Note 1)                       .70                .41                 .21
                                                  ===========        ===========         ===========

CONSOLIDATED STATEMENT BALANCE SHEET
     at December 31

ASSETS                                                                              1997                1996
                                                                                    ----                ----
CURRENT ASSETS
   Cash                                                                             $198,000            $151,000
   Accounts receivable (Note 2)                                                   23,557,000          21,160,000
   Prepaid expenses                                                                  448,000             306,000
                                                                                 -----------         -----------
      TOTAL CURRENT ASSETS                                                        24,203,000          21,617,000

EQUIPMENT AND IMPROVEMENTS, NET (Notes 1 & 3)                                      7,321,000           6,028,000
OTHER ASSETS (Note 4)                                                              1,685,000           1,409,000
                                                                                 -----------         -----------

         TOTAL ASSETS                                                            $33,209,000         $29,054,000
                                                                                 ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued compensation (Note 5)                                                  $5,723,000          $3,871,000
   Accounts payable and other accrued expenses                                     3,005,000           3,320,000
   Current portion of notes payable (Note  6)                                                            461,000
   Current portion of subordinated notes payable (Note 6)                            477,000             640,000
   Income taxes payable                                                              199,000             466,000
   Deferred income taxes (Note 7)                                                  2,446,000           2,849,000
                                                                                 -----------         -----------
      TOTAL CURRENT LIABILITIES                                                   11,850,000          11,607,000

NOTES PAYABLE (Note 6)                                                             2,658,000
SUBORDINATED NOTES PAYABLE (Note 6)                                                  646,000           1,090,000
DEFERRED INCOME TAXES (Note 7)                                                     1,677,000           2,828,000

COMMITMENTS AND CONTINGENCIES (Note 8)

REDEEMABLE PREFERRED STOCK, $.01 par value; 2,000,000 shares authorized; 569,039 shares issued and outstanding; original issuance value of $2,400,000
at 1997 and 1996, respectively (Note 1)                                            3,926,000           3,044,000

STOCKHOLDERS' EQUITY (Notes 1 and 9)
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 13,070,700 and 12,376,781 shares issued                             131,000             124,000
   Additional paid-in capital                                                     26,340,000          22,229,000
   Retained earnings                                                              25,152,000          20,929,000
   Treasury stock                                                                (39,171,000)        (32,797,000)
                                                                                 -----------         -----------

         TOTAL STOCKHOLDERS' EQUITY                                               12,452,000          10,485,000
                                                                                 -----------         -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                                     $33,209,000         $29,054,000
                                                                                 ===========         ===========

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY for the years ended December 31


                                          Common Stock          Additional
                                          ------------           Paid-in        Retained       Treasury
                                        Shares       Amount      Capital        Earnings        Stock           Total
                                      ----------    --------   -----------    -----------   -------------    ----------
BALANCE AT DECEMBER 31, 1994          11,297,101    $113,000   $18,003,000    $17,105,000   $(26,019,000)    $9,202,000

Issuance of common stock                 457,459       5,000     1,820,000                                    1,825,000

Acquisition of treasury stock                                                                 (2,967,000)    (2,967,000)

Accretion of redeemable
preferred stock                                                                   (35,000)                      (35,000)

Net income                                                                      1,385,000                     1,385,000
                                    ------------- ----------- -------------  -------------  -------------  -------------

BALANCE AT DECEMBER 31, 1995          11,754,560     118,000    19,823,000     18,455,000    (28,986,000)     9,410,000

Issuance of common stock                 622,221       6,000     2,344,000                                    2,350,000

Acquisition of treasury stock                                                                 (3,811,000)    (3,811,000)

Accretion of redeemable
preferred stock                                                                   (609,000)                    (609,000)

Tax benefit relating to stock plan                                  62,000                                       62,000

Net income                                                                       3,083,000                    3,083,000
                                    ------------- ----------- -------------   ------------- --------------- -------------

BALANCE AT DECEMBER 31, 1996          12,376,781     124,000    22,229,000      20,929,000    (32,797,000)   10,485,000

Issuance of common stock                 693,919       7,000     3,955,000                                    3,962,000

Acquisition of treasury stock                                                                  (6,374,000)   (6,374,000)

Accretion of redeemable
preferred stock                                                                   (882,000)                    (882,000)

Tax benefit relating to stock plan                                 156,000                                      156,000

Net income                                                                       5,105,000                    5,105,000
                                    ------------- ----------- -------------   ------------- --------------- -------------

BALANCE AT DECEMBER 31, 1997          13,070,700    $131,000   $26,340,000     $25,152,000   $(39,171,000)  $12,452,000
                                    ============= =========== =============== ============= =============== =============

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOW
  for the years ended December 31

                                                                              1997               1996            1995
                                                                           ----------         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $5,105,000         $3,083,000       $1,385,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                         1,489,000          1,536,000        1,729,000
      Loss on sale of equipment                                               193,000            294,000          103,000
      Employee compensation paid in stock                                   1,967,000          1,571,000        1,484,000
      Change in assets and liabilities:
         Accounts receivable                                               (2,397,000)        (1,416,000)       1,404,000
         Prepaid expenses                                                    (142,000)            51,000          209,000
         Income tax receivable                                                                    57,000          (57,000)
         Other assets                                                        (276,000)         1,116,000          365,000
         Accrued compensation                                               1,852,000          1,105,000          304,000
         Accounts payable and other accrued expenses                         (315,000)          (941,000)         328,000
         Income taxes payable                                                (267,000)           466,000         (881,000)
         Deferred income taxes                                             (1,554,000)        (1,097,000)        (975,000)
      Tax benefit relating to stock plan                                      156,000             62,000
                                                                           ----------         ----------       ----------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,811,000          5,887,000        5,398,000
                                                                           ----------         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (2,974,000)        (2,101,000)      (1,042,000)
                                                                           ----------         ----------       ----------

         NET CASH USED IN INVESTING ACTIVITIES                             (2,974,000)        (2,101,000)      (1,042,000)
                                                                           ----------         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable preferred stock                                          900,000        1,200,000
   Proceeds from issuance of common stock                                   1,994,000            779,000          341,000
   Purchases of treasury stock                                             (6,374,000)        (3,811,000)      (2,967,000)
   Net (repayments) borrowing under line-of-credit agreement                2,197,000           (405,000)      (1,361,000)
   Principal payments on debt                                                (607,000)        (1,320,000)      (1,469,000)
                                                                           ----------         ----------       ----------

         NET CASH USED IN FINANCING ACTIVITIES                             (2,790,000)        (3,857,000)      (4,256,000)
                                                                           ----------         ----------       ----------

NET INCREASE (DECREASE) IN CASH                                                47,000            (71,000)         100,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                151,000            222,000          122,000
                                                                           ----------         ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $198,000           $151,000         $222,000
                                                                           ==========         ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the year for:
      Interest                                                               $200,000           $138,000         $461,000
                                                                           ==========         ==========       ==========
      Income taxes                                                         $4,824,000         $2,672,000       $2,896,000
                                                                           ==========         ==========       ==========


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

c) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS. - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities, and (3) the reported amounts of revenues and expenses. Actual results could differ from those estimates.

d) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last three fiscal years ended on January 2, 1998, January 3, 1997, and December 29, 1995; however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 1997, 1996 and 1995.

e) SALES - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 1997, 1996 and 1995, were primarily generated through direct or indirect sales to U.S. government agencies.

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

h) STATEMENT OF CASH FLOWS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuances of notes payable of $43,000, $0 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

i) REDEEMABLE PREFERRED STOCK - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated are as follows:

                                      Shares     Amount
                                      -------   ---------
      Balance at December 31, 1994    $76,727     300,000
      Issuance of redeemable
        preferred stock               299,747   1,200,000
      Accretion on redeemable
        preferred stock                            35,000
                                     --------  ----------
      Balance at December 31, 1995    376,474   1,535,000
      Issuance of redeemable
        preferred stock               192,565     900,000
      Accretion on redeemable
        preferred stock                           609,000
                                     --------  ----------
      Balance at December 31, 1996    569,039   3,044,000
      Accretion on redeemable
        preferred stock                           882,000
                                     --------  ----------
      Balance at December 31, 1997    569,039  $3,926,000
                                     ========  ==========

The Put may be exercised by the stockholder by written notice provided, however, that the Put may not be exercised as to less than all of the shares then owned by the shareholder. The Put terminates on November 18, 2004.

In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of preferred stock then outstanding shall be entitled to be paid a liquidation preference out of the assets of the Company available for distribution to preferred stock shareholders before any payment is made to common stockholders. The liquidation preference is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the amount equal to the weighted average price per share paid to the Company upon the original issuance of all preferred shares outstanding as of the date of liquidation. The holders of preferred stock shall not have voting rights to vote on the election of Directors or to vote on any other matter which may be the subject to stockholder action. Each share of redeemable preferred stock is automatically convertible into one share of the Company's common stock upon the closing of the first underwritten public offering by the Company or in the event of any merger or consolidation of the Company with or into any other entity in which the Company is not the surviving corporation.

     The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and visa versa. Amounts paid by the Company under such agreements were $4,988,000, $2,864,000 and $1,515,000 for the years ended 1997, 1996 and 1995, respectively. The amounts received under such agreements were $1,246,000, $718,000 and $1,154,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company's accounts payable and accounts receivable balances to and from the preferred stockholder were $180,000 and $10,000, respectively.

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

k) TREASURY STOCK - Treasury stock is shown at cost, and at December 31, 1997, 1996 and 1995, consists of 7,541,820, 6,529,181 and 5,722,111 shares, respectively, of common stock.

     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made on a formula basis. The stock price is recalculated quarterly by management using a formula approved by the Board of Directors. In accordance with the preferred stock purchase agreement, the Company's stock price is evaluated annually by an independent valuation firm. Formula stock prices at valuation dates are as follows:

                            1997          1996        1995
                            ----          ----        ----
      January 21           $5.93         $4.66       $4.05
      April 21              6.36          4.48        3.84
      July 21               6.88          4.90        3.95
      October 21            6.90          5.35        4.19

l) EARNINGS PER SHARE (EPS) - During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All earnings per share amounts presented for prior years have been restated in accordance with SFAS No. 128.

     Basicearnings per share are computed based on the weighted average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effect of stock options and shares granted under the restricted stock compensation plan. Accretion is deducted from net income available to stock holders in computing both basic and diluted earnings per share. Because the impact would have been antidilutive, stock options totaling 58,235 shares, 611,303 shares and 1,741,944 shares for 1997, 1996 and 1995 respectively, were not included in the calculation of diluted earnings per share.

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are shown below:

           1997          Income        Shares      EPS
           ----          ------        ------      ---
      Net income        $5,105,000
      Less accretion      (882,000)
                         ---------
      Basic EPS          4,223,000     5,597,940    $.75
                                                  =======
      Dilutive
      effect:
        Stock options                    386,018
        Deferred stock                    48,590
                         ---------     ---------
      Diluted EPS        4,223,000     6,032,548     .70
                         =========     =========     ===

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           1996
           ----
      Net income         3,083,000
      Less accretion      (609,000)
                       ------------
      Basic EPS          2,474,000     5,898,069     .42
                                                    =====
      Dilutive
      effect:
        Stock options                    125,618
        Deferred stock                    30,041
                       ------------   -----------
      Diluted EPS        2,474,000     6,053,728     .41
                       ============   ===========   =====
           1995
      Net income         1,385,000
      Less accretion       (72,000)
                       ------------
      Basic EPS          1,313,000     6,204,771     .21
                                                    =====
      Dilutive
      effect:
        Stock options                      3,238
        Deferred stock
      Diluted EPS       $1,313,000     6,208,009    $.21
                       ============   ===========  ======

m) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

n) ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 9.

o) NEW ACCOUNTING STANDARDS - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on our consolidated financial position, results of operations or cash flows.

----------------------------

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:


                                 1997            1996
                                 ----            ----
Accounts receivable          $ 9,581,000     $ 8,664,000
Accounts                      14,074,000      12,866,000
receivable-unbilled
Other receivables                598,000         361,000
Less allowance for doubtful
    accounts                    (696,000)       (731,000)
                            -------------   --------------
                             $23,557,000     $21,160,000
                            =============   ==============

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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $1,145,000 and $1,287,000 at December 31, 1997 and 1996, respectively. These amounts may notbe fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

----------------------------

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised of the following:

                                      1997           1996
                                      ----           ----
Office furniture and              $15,839,000     $14,452,000
  equipment
Automotive equipment                    9,000           9,000
Leasehold improvements              1,557,000       1,446,000
Capitalized software                  702,000         597,000
                                 -------------   -------------
                                   18,107,000      16,504,000
Less accumulated
  depreciation and amortization   (10,786,000)    (10,476,000)
                                 -------------   -------------
                                  $ 7,321,000     $ 6,028,000
                                 =============   =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ASSETS

Other assets are comprised of the following:

                                1997           1996
                                ----           ----
Contract retentions          $1,341,000      $1,189,000
Deposits                        172,000         102,000
Other                           172,000         118,000
                           -------------   --------------
                             $1,685,000      $1,409,000
                           =============   ==============

----------------------------

NOTE 5 - ACCRUED COMPENSATION

Accrued compensation is comprised of the following:

                              1997             1996
                              ----             ----
Accrued bonus payable      $2,865,000       $1,517,000
Accrued profit sharing        385,000          363,000
Accrued payroll             2,473,000        1,991,000
                         ---------------  ---------------
                           $5,723,000       $3,871,000
                         ===============  ===============

-----------------------------

NOTE 6 - NOTES PAYABLE

Notes payable is comprised of the following:

                                        1997            1996
                                        ----            ----
Bank line of credit, secured by
  accounts receivable and certain
  fixed assets; interest at prime
  (8.5% at December 31, 1997)         $2,658,000       $461,000
                                     ------------    -----------
                                       2,658,000        461,000
Less-current portion                                   (461,000)
                                     ------------    -----------
                                      $2,658,000              -
                                     ============    ===========

At December 31, 1997, the bank line of credit provided borrowings up to $8.0 million with all borrowings due December 1, 1999. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 1997.

At December 31, 1997 and 1996, the Company had 6 and 9, respectively, outstanding unsecured notes payable which are subordinated to the bank arising from repurchases of the Company's stock. The following notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate (5.0% at December 31, 1997) or 10%.

                                1997            1996
                            --------------  -------------
Subordinated notes payable     $1,123,000     $1,730,000
Less: Current portion            (477,000)      (640,000)
                            --------------  -------------
                                 $646,000     $1,090,000
                            ==============  =============

The maturities of notes payable during each fiscal year are as follows: 1998 - $477,000, 1999 - $379,000, 2000 - $267,000 and 2001 - $0.

----------------------------

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:

                    1997          1996          1995
Current:
   Federal        $3,777,000    $2,651,000    $1,657,000
   State             774,000       584,000       320,000
                ------------- ------------- --------------
                   4,551,000     3,235,000     1,977,000
                ------------- ------------- --------------
Deferred:
   Federal        (1,348,000)     (911,000)     (699,000)
   State            (206,000)     (186,000)     (276,000)
                ------------- ------------- --------------
                  (1,554,000)   (1,097,000)     (975,000)
                ------------- ------------- --------------

Exercise of stock
options not treated
as a reduction of
income tax
expense              156,000        62,000
                ------------- ------------- --------------
                  $3,153,000    $2,200,000    $1,002,000
                ============= ============= ==============

Deferred tax (liabilities) assets are comprised of the following:

                                 1997            1996
                             -------------   -------------
Accelerated depreciation       $  548,000      $  655,000
Unbilled accounts receivable    1,785,000       2,211,000
Reserves                         (272,000)       (337,000)
Accrued compensation and
   benefits
Cash to accrual basis           2,181,000       3,252,000
  election
Other                            (119,000)       (104,000)
                             -------------   -------------
                               $4,123,000      $5,677,000
                             =============   =============

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  1997          1996          1995
                                  ----          ----          ----
Provision for income
  taxes at statutory rate      $2,808,000    $1,796,000    $  812,000
State income taxes, net of
  federal income tax benefit      358,000       233,000        91,000
Other                             (13,000)      171,000        99,000
                               ----------    ----------    ----------
                               $3,153,000    $2,200,000    $1,002,000
                               ==========    ==========    ==========

The exercise of stock options represents tax benefits reflected as reductions of taxes currently payable, however, they are not treated as a reduction of income tax expense for financial reporting purposes.

----------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $3,253,000, $3,187,000 and $3,497,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease commitments under operating leases at December 31, 1997 are as follows:

                  Fiscal                 Lease
               Year Ending            Commitment
           ---------------------    ----------------
                   1998                 $3,168,000
                   1999                  2,541,000
                   2000                  1,897,000
                   2001                  1,470,000
                   2002                    959,000
           Thereafter                      524,000
                                    ----------------
                                       $10,559,000
                                    ================

The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 1997 and 1996, $44,000 and $21,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.

----------------------------

NOTE 9 - STOCK OPTIONS AND BENEFIT PLANS

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the current stock price of the Company's common stock at the date of grant, become exercisable one year to three years from the date of grant, and expire in four years. Changes during the years ended December 31, 1997, 1996 and 1995 under the plan were as follows:

                                     Avg.         Total
                      Number of    Exercise      Option
                       Shares     Price per      Value
                                    Share
                    ------------ ----------- -------------
December 31, 1994     2,307,719       $5.16  $11,904,000
Granted                 513,485        3.99    2,051,000
Canceled               (843,809)       4.95   (4,173,000)
Exercised               (84,750)       4.02     (341,000)
                    ------------ ----------- -------------

December 31, 1995     1,892,645        4.99    9,441,000
Granted                 507,051        4.84    2,456,000
Canceled               (488,994)       6.03   (2,951,000)
Exercised              (273,213)       4.14   (1,132,000)
                    ------------ ----------- -------------

December 31, 1996     1,637,489        4.77    7,814,000
Granted                 691,498        6.45    4,460,000
Canceled               (254,460)       6.31   (1,607,000)
Exercised              (340,907)       4.90   (1,671,000)
                    ------------ ----------- -------------

December 31, 1997     1,733,620       $5.19   $8,996,000
                    ============ =========== =============

During the years ended December 31, 1997, 1996 and 1995, options on 623,704, 447,027 and 472,020 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. Prior to 1991, the number of options earned was based primarily on a formula tied to an annualized funded value of contract awards. In 1991 and thereafter, options are earned primarily based on a formula tied to financial recorded gross profit. Approximately 10% of all option grants are given to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 1997:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Options outstanding at December 31, 1997
---------------------------------------------------------
    Range                     Weighted-    Weighted-Avg.
 of Exercise     Number        Average       Remaining
   Prices      Outstanding    Exercise      Contractual
                                Price          Life
-------------- ------------ -------------- --------------
$ 3.91-$ 5.85    1,094,109      $   4.44      2 Years
$ 6.06-$ 6.90      639,511      $   6.47      4 Years

        Options Exercisable at December 31, 1997
----------------------------------------------------------
     Range
  of Exercise           Number          Weighted-Average
    Prices            Exercisable        Exercise Price
----------------      ------------      ------------------
$ 3.91-$ 5.85             513,316             $   4.27
$ 6.06-$ 6.90               4,816             $   6.46

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

                               1997         1996         1995
                          ------------- ------------ ------------
Net income
      As reported          $ 5,105,000   $3,083,000  $1,385,000
      Pro Forma              5,406,360    2,979,000   1,281,000
Basic earnings per share
      As reported                  .75          .42         .21
      Pro Forma                    .73          .40         .19
Diluted earnings per share
      As reported                  .70          .41         .21
      Pro Forma                    .68          .39         .19


The fair value of each option is estimated at the time of grant as its minimum value which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 6.5%, 6.5% and 6.8% for 1997, 1996 and 1995 respectively, and a weighted-average expected life of 4 years for 1997, and 2.2 years for 1996 and 1995. The weighted-average fair value of options granted during 1997, 1996 and 1995 was $1.24, $0.61 and $0.57, respectively.

During 1996 and 1995, the Company repriced certain options granted in 1991 and 1992 at exercise prices ranging between $4.17 and $6.03 per share for all current employees. The adjusted exercise price per share for each option approximated the then current formula price. No compensation expense was recorded as a result of the option repricings.

At December 31, 1997, 1996 and 1995 there were options outstanding at prices ranging from $3.91 to $6.90, $3.84 to $6.32 and $3.84 to $6.32, respectively, with expiration dates through 2001. Of the options outstanding at December 31, 1997, 1996 and 1995, options to purchase 518,132, 654,782 and 590,527 shares, respectively, were immediately exercisable at prices ranging from $3.84 to $6.90, $3.84 to $6.32 and $3.84 to $6.32, per share, respectively.

As of December 31, 1997, 1996 and 1995, 10,282,766, 10,974,264 and 11,341,329
shares, respectively, were reserved for future issuances under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of SPARTA stock which become fully vested after a five year period. Shares are forfeited if the participant leaves the Company prior to vesting. During 1996, 30,041 shares of restricted stock were granted at a price of $4.66 per share. During 1997, 25,294 shares of restricted stock were granted at a price of $5.93 per share and 8,583 shares previously granted at a price of $4.66 per share were retired. Compensation expense of $48,000 and $26,000 was recognized in 1997 and 1996, respectively.

The Company pays a portion of annual bonuses in the form of stock. For the years ended December 31, 1997, 1996 and 1995, 110,340, 74,437 and 54,146 shares totaling $856,000, $442,000 and $252,000 respectively were issued under the plan.

The Company has a defined contribution retirement plan for all eligible employees except employees in the Technical Systems Division. The Company's contributions for this plan for the years ended December 31, 1997, 1996 and 1995 were $3,055,000, $2,617,000 and $2,684,000 respectively. A portion of the contributions to the plan were in the form of common stock. For the years ended December 31, 1997, 1996 and 1995, 232,620, 267,644 and 319,782 shares, totaling
$1,492,000, $1,286,000 and $1,279,000 respectively, were contributed to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offers eligible employees in its Technical Services and Tactical Systems Division the option to contribute to a deferred compensation 401(k) plan. Prior to 1991, the Company made no contributions to the plan. In 1991 and thereafter, the Company made a matching contribution of Company stock of 20% of the employee contributions. For the years ended December 31, 1997, 1996 and 1995, 9,052, 6,891 and 5,708 shares, totaling $60,000, $34,000 and $23,000 respectively, were contributed to the plan.