Form 10-K/A
period 1998-01-02
SPARTA INC /DE
filed 1998-04-14
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-K/A

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 2, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________

                         Commission file number 0-21682

                                  SPARTA, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                 63-0775889
     -------------------------------                   ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification No.)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA         92653-1595
--------------------------------------------------------         ----------
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

                                        SPARTA, Inc.

April 13, 1998                 By:      /s/ Wayne R. Winton
                                        --------------------------------------
                                        Wayne R. Winton, Chairman of the Board
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                                    Title                              Date
     ---------                                    -----                              ----

/s/ Wayne R. Winton                    Chairman of the Board,                   April 13, 1998
-------------------------------        Chief Executive Officer and Director
Wayne R. Winton


/s/ Robert C. Sepucha                  Director                                 April 13, 1998
-------------------------------
Robert C. Sepucha

/s/ R. Steve McCarter                  Director                                 April 13, 1998
-------------------------------
R. Steve McCarter

/s/ Carl T. Case                       Director                                 April 13, 1998
-------------------------------
Carl T. Case

/s/ John L. Allen                      Director                                 April 13, 1998
-------------------------------
John L. Allen

/s/ Robert L. Johnson                  Director                                 April 13, 1998
-------------------------------
Robert L. Johnson

/s/ Rock N. Hankin                     Director                                 April 13, 1998
-------------------------------
Rock N. Hankin

/s/ John L. Piotrowski                 Director                                 April 13, 1998
-------------------------------
John L. Piotrowski

/s/ Clarke E. Reynolds                 Director                                 April 13, 1998
-------------------------------
Clarke E. Reynolds

/s/ B. Warren Knudson                  Vice President, Treasurer and Chief      April 13, 1998
-------------------------------        Financial Officer
B. Warren Knudson                      (Principal Accounting Officer)

/s/ Jerry R. Fabian                    Vice President, Secretary and            April 13, 1998
-------------------------------        Chief Administrative Officer
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

10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3) Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications International Corporation

10.15(4) Fourth Amended and Restated Loan Agreement, dated August 3, 1995, between the Company and Union Bank, as amended.

10.16(5)       1987 SPARTA, Inc. Nonqualified Stock Option Plan

10.17 Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility.

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