Form 10-Q/A
period 1998-09-30
SPARTA INC /DE
filed 1999-02-09
CIK 875623

                                  FORM 10-Q/A

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

YEAR2000

THE STATEMENTS IN THE FOLLOWING SECTION CONSTITUTE "YEAR2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR2000 INFORMATION AND READINESS DISCLOSURE ACT.

        YEAR2000 PLAN - In 1997, the Company informally initiated a program on its internal web site to prepare computing infrastructure for Year2000 [YEAR2000] readiness. In 1998, the Company initiated a more formal program to complete the preparation and to perform testing of the Company's computing systems and microchip dependent infrastructure. In addition to computing and microchip technology, the evaluation of potential business disruptions relating to vendors, suppliers, facilities, customers, and utilities are also a part of this program. The Company has appointed a senior information systems engineer as Corporate Information Systems Director [CISD]. Included in the CISD's assignment is the responsibility for corporate YEAR2000 readiness. The Company's Network Steering Group (NSG), an on-going organization of the Company's top information system personnel tasked with maintenance and upgrade of all Company information system resources, will support the CISD in Year2000 issues. The CISD reports directly to the Executive Committee and will periodically brief the Board of Directors on YEAR2000 progress.

        IT SYSTEMS - The Company is heavily dependent on its internal computing systems to perform its primary business activity. Systems software includes both internally developed software/databases and commercial third-party supplied software/databases. The hardware systems are dominated by desktop PCs, graphics workstations, servers, and networking hardware. The Company has no mainframe computers at the present time. A portion of the Company's business is also the development of software for customers and commercial sales.

        IT REMEDIATION PLAN - The CISD has established a four-phase program, as shown in the accompanying chart, to ensure that its IT systems will be ready for YEAR2000.

                         7/1/98 to   10/1/98 to   1/1/1999 to   4/1/99 to    7/1/99 to    10/1/99 to
IT REMEDIATION           9/30/98     12/31/98      3/31/99       6/30/99      9/30/99      12/31/99
=======================================================================================================
P I - Increasing
  Awareness                ----------------------------------------------------------------------

P II - Developing
  and Assessing                         -----------------

P III - Remediation                         -------------------------

P IV - Testing                                          --------------------------


NON-IT REMEDIATION

Evaluation of
  Embedded Chip Systems                    ------------------

Remediation and Test                                  ----------------------
  of Embedded Systems

Contingency Planning                                      ---------------------------------------

=======================================================================================================

Phase one, increasing internal awareness, was begun several years ago and is an on-going activity assuring that YEAR2000 issues are an integral part of all IT decisions. Phase two, developing and assessing an inventory of IT systems for the purpose of identifying YEAR2000 issues has begun and is expected to be completed by March, 1999. Remediation, phase three, will consist of upgrade or replacement of hardware and software identified with YEAR2000 issues. This process has been on going for the Company's desk-top PCs, servers, and networking equipment and is estimated to be 80% complete. Remediation of all identified issues is planned for by July, 1999. The fourth phase, testing, has also been on-going for stand-alone systems once corrected (e.g., upgrading of PC bios) and will be completed by August, 1999 for all stand-alone and integrated, networked components. In 1997, the Company determined that its core internal financial accounting system needed to be replaced. The legacy system had been internally developed with some use of commercial modules, but was not capable of supporting the Company's planned future growth, nor was the system YEAR2000 compliant. The legacy system has been replaced by a commercial system with vendor assurances of YEAR2000 compliance. During the test phase, the Company will perform tests on the system to confirm vendor representations.

The Company also delivers internally developed software to customers under contract, sometimes with commercially supplied hardware. In general, contracts entered into to date for Company developed software have not included requirements for YEAR2000 compliance. However, the Company is evaluating software delivered from 1997 to the present to identify the Company's potential risk from this software. The Company is actively marketing software products developed for the commercial marketplace. All such software is internally YEAR2000 compliant, but risk from customer's use on non-compliant computers and interfaces with non-compliant software cannot be readily assessed. The Company is making every effort to minimize this risk through licensing and use agreements.

As of this date, it is management's opinion that the Company will meet its plan to be YEAR2000 ready for all of its Information Technology systems.

        NON-IT SYSTEMS - The Company is in the process of inventorying and assessing all non-IT systems. Embedded processors are found in computer controlled machinery, elevators, telephone systems and security and access systems. The Company has some embedded chip technology associated with computer controlled manufacturing equipment in its LaJolla facility, and is in the process of assessing its YEAR2000 readiness. All of the Company's facilities are leased. Lessors have been asked to identify all facility equipment using embedded chip technology and its YEAR2000 readiness. As of this date, approximately 10% have answered the Company's request for information. The risks to the Company include temporary disruption of business in facilities barred from access. The Company expects such disruptions to be temporary and short in duration, if they occur at all, but recognizes it cannot control YEAR2000 compliance in leased facilities and must depend on the cooperation of lessors and management companies in this regard.

        BUSINESS PARTNER AND CUSTOMER YEAR2000 IMPACTS - To maintain its revenue stream, the Company is dependent on it's customers, the U.S. Government, and the banking industry to implement YEAR2000 compliance programs. The Company will be initiating communications with its business partners to determine their YEAR2000 readiness and the extent to which the Company may be vulnerable for their failure to comply. All of the Company customers, suppliers, and subcontractors have similar proprietary interests to the Company in meeting YEAR2000 Compliance, and the Company does not anticipate significant disruption of business from this source. The Company is dependent on the U.S. Government paying offices for approximately 85% of its contract reimbursements. The Company will be contacting it's U. S. Government paying offices to determine their position on expectations for YEAR2000 compliance. Disruption in the payment process could have a significant impact on the cash flow of the Company and lead to higher than historical borrowings on its line of credit. The Company's credit line expires in December 1999, but management anticipates no issues in renewing the credit line several months prior to expiration. It is the Company's understanding that the nation's banking industry is under heavy pressure and scrutiny by government oversight authorities to assure YEAR2000 compliance. The Company's primary bank has assured management that all testing for YEAR2000 compliance with be done by June, 1999, and that they expect to be fully compliant. The Company's business operations are also dependent to varying degrees on other business partners including, utility companies, payroll processing vendor, insurance and benefit providers, investment fund managers and trustee's for retirement plans, communication's vendors, and delivery vendors to name the more significant. The Company plans on initiating contact with its business partners to determine their YEAR2000 readiness and the risk to the Company of any failure to do so. The ability of the Company's business partners to be YEAR2000 compliant is not in the Company's control. Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business. Such failures, where significant, will be addressed by contingency planning. The

Company receives less than 1% of its revenues from contracts with companies or government entities in other countries, and does not anticipate significant risk from those countries lack of readiness for YEAR2000.


        YEAR2000 REMEDIATION COSTS - Cost of remediation includes cost to upgrade or replace systems, hardware, software, internal labor, consulting, and YEAR2000 readiness assessment software. Cost associated with replacement of hardware, software, and embedded chip affected machines is not included in the cost if that replacement was planned and has been merely accelerated for YEAR2000 readiness. For example, the Company's legacy internal financial accounting system was a planned upgrade and was accelerated to begin in 1997 to assure YEAR2000 readiness, and will not be included in remediation costs. To date, the Company estimates it has spent approximately $25K on this remediation and expects to spend an additional $215K to complete this effort. All costs, except long-lived assets, will be expensed as incurred.

        CONTINGENCY PLANS - Upon an assessment of the YEAR2000 issues, particularly with respect to non-IT issues, the Company will identify reasonable worst case scenario(s). For each scenario so identified, contingency plans will be developed and communicated with employees. A reasonable worst case scenario does not include, for example, the complete disruption of all local utility services for an extended period of time at all Company business locations. Although such an event is not impossible, in the veiw of management it is highly unlikely. A reasonable worst case scenario may include, however, the inability of the U. S. Government paying offices to meet historical invoice turn around times exacerbated by one or more of the Company's key customers also late in paying open accounts. Other reasonable worst case scenarios may include potential litigation with customers, suppliers or vendors with respect to YEAR2000 compliance of the Company's products and services; service problems with payroll, benefits and insurance vendors; and/or interruption of subcontracted services and products from vendors required to meet contract obligations on contracts with performance incentives. The impact of any of these scenarios varies but includes increased costs for general and administrative support, higher interest expense to finance operations, and potential reduction or delays in the purchase of Company products. Due to the speculative nature of the schedule and degree of compliance of third parties, it is uncertain whether or not the contingency plans selected will adequately address the impacts on the Company's financial condition once all issues are known after January 1, 2000.

        YEAR2000 FORWARD LOOKING STATEMENTS - The foregoing statements as to costs, dates, intent, belief and current expectations of the Company or its officers with respect to YEAR2000 issues are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's best estimates and expectations given the information available at the date hereof and may be updated as additional information becomes available. In addition, such statements are not guarantees of future results or outcomes and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. The Company cautions that it is impossible to predict the impact of certain factors that are not within the control of the Company and there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated.

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

             Filed previously on original 10-Q.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SPARTA, INC.


                                                   /s/ B. Warren Knudson
                                                   -----------------------------
Date:   February 9, 1999                           B. Warren Knudson
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Finance and
                                                   Accounting Officer)