Form 10-K405
period 1999-01-03
SPARTA INC /DE
filed 1999-04-02
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 3, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                         Commission file number 0-21682

                                  SPARTA, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                       63-0775889
     ------------------------------                          -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA         92653-1595
--------------------------------------------------------         ----------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (949) 768-8161
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 28, 1999 was $60,533,227.

As of February 28, 1999, 6,234,112 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

     ITEM 1.   BUSINESS ............................................................1

     ITEM 2.   PROPERTIES...........................................................7

     ITEM 3.   LEGAL PROCEEDINGS....................................................8

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS..................................................8

     ITEM 6.   SELECTED FINANCIAL DATA.............................................11

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.................................12

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................19

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.................................19

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................19

     ITEM 11.  EXECUTIVE COMPENSATION..............................................21

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..........................................................24

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................25

     ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K............................................................26

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

     The Company is also a 50% partner in a Norwegian ANS partnership ("OCEANOR SPARTA ANS") under which it performs offshore instrumentation work in Norway. The sole contract of this partnership ended in September, 1995 and the contract warranty expired in September, 1997. OCEANOR SPARTA ANS did not solicit any new work in 1997 or 1998 and the partnership will be liquidated in 1999. In 1995, a new subsidiary, Commercial Technology, Inc. ("CTI"), was formed and in 1996, 1997, and 1998 did business as SPARTA Marine Instrumentation. In the last quarter of 1998, all active contracts in CTI were contractually assigned and assumed by another entity unaffiliated with the Company. As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company, SPARTA Alabama and CTI.

     Performance of scientific, engineering, technical and other services, under contracts with Department of Defense ("DOD") agencies, either as a prime contractor or subcontractor, accounted for approximately 88% of the Company's revenues in the fiscal year ended January 3, 1999. Contracts to other non-DOD government agencies like NASA accounted for an additional 9% of the Company's revenues and 3% of the Company's revenues was commercial work.

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

     The Ballistic Missile Defense Organization ("BMDO") was established as a separate agency of the Department of Defense to integrate into a single agency all the military activities carried out for defense against ballistic missiles by the U.S. Air Force, the U.S. Army and the U.S. Navy. The BMDO is an umbrella organization that funds and supervises technology and system development for defensive systems which defend against both nuclear and non-nuclear ballistic missiles. Contracts for scientific, engineering and technical assistance services for the BMDO have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent congressional concern about the proliferation of nuclear weapons has stabilized government funding in this area. Because of this, BMD continues to be a steady and large part of the Company's business. In 1998, 1997, and 1996, BMD revenues accounted for 39%, 40%, and 41%, respectively, of sales. Government BMDO funding for government fiscal year ("GFY") 1998 was $3.8 billion, up from $3.6 billion in GFY 1997. The program, as restructured starting in GFY 1994, emphasized Theater Missile Defense ("TMD") rather than National Missile Defense ("NMD"). The Company has adjusted to this change. Sales in the TMD area continue to be strong, primarily due to one very large contract in the Company's Rosslyn, Virginia office.

     The BMDO budget appropriation for GFY 1999 is $3.6 billion with some renewed emphasis on NMD, as well as continuing support of TMD. Governmental budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect BMD. As a result, there can be no assurance that the present commitment of the United States to BMD will materialize or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and Defense Department agencies, have been in existence for more than 40 years. The Company believes that many strategic defense programs will continue to be funded by these agencies.

     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements. The Company has employees in twenty-eight offices and four government facilities. The offices are in 11 states in proximity to government agencies and private contractors for which services are performed. The Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company.

Industry Background

     A substantial portion of the U.S. defense budget is devoted to the development of new weapons and defense systems and system upgrades. However, development of new weapons and defense systems and upgrades requires considerable scientific, engineering, and analytical expertise which is often beyond the resources of the government agencies which are responsible for development of those systems.

     As a result, U.S. government defense and military agencies have relied, in part, on outside service firms such as the Company to assist them in the performance of their responsibilities. Such firms provide analytical, technical and engineering support services throughout the life cycle of complex weapons and defense systems. This life-cycle typically begins with a requirements definition phase in which particular strategic or tactical needs, opportunities, and objectives are identified and the technological requirements and configuration or design of a system is defined in terms of those needs, opportunities, or objectives. Requirements definition involves analyses of numerous and seemingly diverse factors, including (i) the current state of technology; (ii) the performance of existing weapons and defense systems; (iii) developments or changes in military and weapons capabilities of other countries which can create potential new military threats that must be counteracted; (iv) changes in US strategic or tactical policies and the effects of geopolitical developments, which may require changes in defensive strategies or tactics; and (v) budgetary and economic considerations. The life-cycle continues through the development, testing, manufacture, deployment, and maintenance of systems and technology.

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

     In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. In addition, there has been a strong movement in acquisition reform resulting from the Federal Acquisition Streamlining Act ("FASA"). Although most experts agree that procurement reform has not been very favorable to small business, it has not adversely impacted the Company's business to date. Another initiative within the government is to out-source all services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future.

Company Strategy

     The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 706 employees, of which approximately 70% have earned undergraduate and/or advanced degrees in a wide variety of disciplines including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past seven years, the Company has succeeded in obtaining larger contracts in more diverse areas, including test and training range support for the U.S. Air Force, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility information systems support work for NASA.

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

     Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company is now pursuing the development of products and services that exploit these military technologies in the commercial marketplace. Significant investments were made in 1996, 1997, and 1998 for these technologies. Such technologies include lasers for interferometers, lasers for ordinance and mine neutralization, secure communications, and composite materials. There were no significant sales of these technologies or products in the commercial marketplace in 1998.

Organization

     No organizational changes were made in 1998. In 1998, the Company's operations were still organized in the following three sectors: (1) Information Systems, (2) Defense & Space Systems and (3) Hardware Systems. This approach, implemented in 1996, integrated the Company's capabilities and resources for key business targets and provided dedicated and focused business development leadership for each of those business areas. The Company's Marine Systems Division is a wholly owned subsidiary, Commercial Technology, Inc., which does business as SPARTA Marine Instrumentation ("SMI"). SMI's operations were discontinued in late 1998 and all existing contractual obligations were contractually assigned and assumed by a separate unaffiliated company. Shown below is a summary of the business areas of each sector:

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

Marketing

     The Company's marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. The Company then evaluates this information, and teams of Company scientists, engineers, and analysts are formed along functional, geographic, and other lines in order to devise and implement the best means of taking advantage of available business opportunities. This occasionally includes the preparation of unsolicited proposals responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations from various U.S. government agencies as discussed below.

     The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is now a government mandated award criteria factor. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices at twenty-eight locations in proximity to the agencies and other contractors for which the Company provides services. Moreover, the Company's various business units are given substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

     The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime and a subcontractor. Corporations which have acted as subcontractors to the

Company include Science Applications International Corporation, Nichols Research, W. J. Schafer Associates, BDM Federal, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed Martin, TRW, Hughes, Motorola and Raytheon, among others.

U.S. Government Contracts

     Approximately 97% of the Company's fiscal year 1998 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the Department of Defense. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts are of the task order or delivery order type.

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

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 30, 1995. Indirect contract costs for periods subsequent to fiscal year 1995 have been recorded at amounts which are expected to be realized upon final settlement. It's expected that fiscal year 1996 and 1997 will be audited and settled in fiscal year 1999.

     The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 1998. The Company does not anticipate any termination of programs and contracts in 1999. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company also would materially affect the revenues and income of the Company.

     In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall Department of Defense budget. The Company's business can also be affected by any significant delay between Congress and the Administration in reaching a defense budget accord.

Backlog

     The following table shows the dollar amount of the Company's 12-month backlog at the dates stated:

                                                    January 3,      January 2,
                                                       1999            1998
                                                   ------------     ----------
     Funded 12-Month Backlog                       $ 37,600,000    $34,300,000
     Unfunded 12-Month Backlog                     $ 67,100,000     58,900,000
                                                   ------------     ----------
         Total Funded/Unfunded Contract Backlog    $104,700,000    $93,200,000
                                                   ============    ===========

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

Competition

     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. government security clearances. Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies that compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal and a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. In addition, due to defense budget reductions, there are fewer new opportunities and more intense cost competition. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance. Since an important role of firms such as the Company is to develop requirements for various programs and even, occasionally, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies in response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on prior performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing".

Patents and Proprietary Rights

     The Company, at present, holds a small number of patents. All of these patents are related to defense business conversions, some of which the Company plans to exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas are not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

Employees

     Most of the Company's employees are highly skilled and educated. Approximately 70% of the Company's employees have college degrees, and 30% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer sciences and business and management. The Company's professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.

     The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 1998, the Company experienced a lower turnover of employees than in prior recent years. Some of this improvement can be attributed to an organized Company objective to improve turnover. This was accomplished primarily by a return to strong incentive compensation rewards and increased training. Another factor was the 27% appreciation of the employee's Company stock. The Company was able to attract and hire 190 full-time employees in 1998 to replace 102 terminating employees and increase full-time employees by 88. Generally, turnover in the industry is attributable to the intense competition for skilled and educated technical personnel in the marketplace. The Company believes that continuation of strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance its employee stock ownership program, and maintain its other incentives at industry comparative levels. Notwithstanding continued growth and the associated strong compensation incentives that result from such growth, there is a shortage of certain technical personnel across the country that the Company needs to perform in its business areas. It is uncertain if the Company will be able to reduce turnover again or achieve its recruitment goals. Future growth is dependent on achieving these goals.

     At January 3, 1999, the Company employed 706 full-time employees, a majority of which are based in the Company's facilities in California, Virginia, and Alabama. The number of full-time employees at the end of 1997 was 618. The Company believes that its employee relations are good, and it has not experienced any labor disputes or work stoppages.

ITEM 2.  PROPERTIES

     The Company's corporate office, comprised of approximately 12,300 square feet of office space leased through May, 2003, are located in Laguna Hills, California. The Company's leased offices, aggregating approximately 256,000 square feet in 21 locations in 11 states, include major offices in the cities of Huntsville, Alabama; San Diego, California; Lancaster, California; El Segundo, California; LaJolla, California: Lexington, Massachusetts; Rosslyn, Virginia; McLean, Virginia; Raleigh, North Carolina; Columbia, Maryland; Colorado Springs, Colorado; and Orlando, Florida. Leases on these and other Company facilities expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities during the fiscal year ended January 3, 1999, was approximately $3,422,000. In addition to its leased facilities, the Company has 11 offices in 7 states at locations in close proximity to or collocated with customers and agencies to which it provides its services. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Public Market: Internal Repurchase Program

     Except as noted below, its current employees and directors primarily own the Company. Accordingly, the Company's 1997 Stock Plan (the "Stock Plan") and the Company's Certificate of Incorporation place restrictions on the transferability of the Company's Common Stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company's securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of Common Stock owned by the Company's stockholders, the Company has established and maintains a program which permits the Company's stockholders to offer all or any portion of their shares (except shares of "unvested" stock) for sale to the Company on February 21, May 21, August 21 or November 21 of any year (each a "Stock Repurchase Date") or at such other interim dates as the Board of Directors of the Company may designate from time to time, at a per share price equal to the Formula Price (as hereinafter defined) as of such Stock Repurchase Date.

          The Company's repurchase program is a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares from time to time does not materially impair the Company's financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

     The Company's policy prior to 1994 was to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, in April of 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. In 1997, it again became the Company's policy to repurchase the stockholdings of terminating employees. In support of this policy the Board of Directors authorized the Plan Administrator to issue, at his discretion, promissory notes to repurchase terminating employee stock. One new promissory note was issued in 1998 to repurchase stock with a value of $195,556. The amount of stock held by former employees decreased from 7.0% (431,000 shares) at the end of 1997 to 4.9% (305,700 shares) at the end of 1998.

     In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The Agreement also grants SAIC the right to require the Company to repurchase all of the Preferred Stock held by SAIC at the then current Formula Price. Repurchase of the stock shall be in cash to the extent that such cash repurchase does not cause the Company to violate its self-imposed stock repurchase limitation. In that event, that portion which cannot be paid in cash shall be paid in a subordinated promissory note. The Company has used the proceeds from sales of Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC discontinued its purchase of Company Preferred Stock in the November 1996, Stock Repurchase Date. As of February 1, 1999, SAIC owned 569,039 shares of Preferred Stock, which represented 9.1% of the total capital stock outstanding. It is the Company's intent, which SAIC has agreed, to begin quarterly repurchase of stock held by SAIC starting with the May 21, 1999 Stock Repurchase Date, using funds as available within the stock repurchase limitation.

Formula Price

     The Formula Price is based upon a formula (the "Formula") established by the Company's Board of Directors, and which is subject to revision by the Board of Directors from time to time.

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

     For purposes of the Formula, projected gross profit is determined by the Company's CEO based on information provided monthly by each of the Company's Division Managers concerning all contract proposals which have been sent to customers for evaluation and source selection by his or her division. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and "probability of win" assessment. This information is then reviewed and revised by the Company's Operation Managers and Sector Presidents before submission to the Chief Executive Officer.

     The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity might require the Board of Directors to make a change in the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed periodically (usually in April of each year) by an independent outside appraisal firm to see that the Formula is producing a price within a range of fair market value. It was last reviewed in April of 1998. The results of that review determined that the Formula was producing a fair market value.

     The Formula Price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately proceeding the date on which the Formula Price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the Formula Price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, no retroactive adjustment of the Formula Price has ever been made.

     Immediately following each recalculation of the Formula Price, each of the Company's stockholders is given written notification of the new Formula Price, which notification sets forth in detail the calculations by which the new Formula Price has been determined.

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

                                             Formula Price
                                      per Share of Common Stock
                                      --------------------------
                                      1998                 1997
                                      -----                -----
                 January 21           $7.69                $5.93
                 April 21              8.32                 6.36
                 July 21               8.09                 6.88
                 October 21            9.15                 6.90

Dividend Policy

     The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

     As of February 1, 1999, there were approximately 565 holders of record of the Company's Common Stock.

Repurchase Rights of the Company, Restrictions on Transferability

        All shares of the Company's Common Stock are subject to the Company's right (but not obligation) to repurchase such shares in the event of a termination of the holder's association with the Company. All shares of the Company's Common Stock are also subject to (i) the Company's right of first refusal to purchase such shares in the event a holder desires to transfer them and (ii) other significant restrictions on transferability set forth in the Company's Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Stock Plan and are applicable to all shares issued under that Plan.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended January 3, 1999. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.

Operating Data:

                                                      Years Ended December 31(1)
                                    --------------------------------------------------------------
                                           (Amounts in thousands except EPS and share data)
                                    --------------------------------------------------------------
                                      1998         1997          1996         1995         1994
                                      ----         ----          ----         ----         ----
Sales                               $  97,695    $  85,470     $  67,784    $  62,074    $  65,258
Costs and expenses                     89,585       77,963        62,501       59,687       62,246
Net income(2)                           4,704        5,105         3,083        1,385        1,748
Basic Earnings per share(3)         $    0.62    $    0.75     $    0.42    $    0.21    $    0.28
Diluted Earnings per share(3)       $    0.56    $    0.70     $    0.41    $    0.21    $    0.27
Adjusted Earnings per share(4)                   $    0.58
Weighted average Common
  Stock outstanding                 6,150,996    6,032,548     6,053,728    6,208,009    6,351,021

Balance Sheet Data:

                                                     Years Ended December 31(1)
                                     -----------------------------------------------------------
                                                       (Amounts in thousands)
                                     -----------------------------------------------------------
                                      1998         1997         1996         1995         1994
                                      ----         ----         ----         ----         ----
Total assets                         $37,770      $33,209      $29,054      $28,662      $31,273
Working capital                       11,830       12,353       10,010        9,476       10,286
Long term liabilities, including
  redeemable Preferred Stock           7,373        8,907        6,962        8,348       10,521
Stockholders' equity                  15,838       12,452       10,485        9,410        9,202

--------------
(1) The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The last five fiscal years have ended on January 3, 1999; January 2, 1998; January 3, 1997; December 29, 1995; and December 30, 1994. For ease of presentation of summary financial data, the year-ends have been presented as December 31.

(2) Net income in 1997 is income from operations plus non-recurring receipt of proceeds from an insurance policy on the life of a director and former officer of the Company.

(3) Earnings per share ("EPS") have been computed for all prior years and restated in conformance with the Statement of Financial Accounting Standards ("SFAS") No. 128.

(4) Adjusted earnings per share do not include the effect on diluted earnings per share of proceeds from an insurance policy on the life of a director and former officer of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis of Financial Condition and Results of Operations, and certain other portions of this report on Form 10-K, contain trend analysis and other forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933 that involve risks and uncertainties. Those risks and uncertainties, which are discussed elsewhere in this 10-K, include the variability of government funding, changing geopolitical conditions, possible changes in government procurement procedures, and the availability of highly skilled and educated employees required by the Company. Accordingly, the Company's actual results may differ significantly from those projected in the forward-looking statements.

Results of Operations

                                     Information Summarizing Operating Results
                                                   at December 31,
                                    --------------------------------------------
                                       1998             1997            1996
                                    --------------------------------------------
Sales                               $97,695,000      $85,470,000     $67,784,000
  BMD                                    39%              40%             41%
  Other DOD                              49%              51%             47%
  Non-DOD                                12%               9%             12%
Gross Profits(1)                    $ 8,891,000      $ 7,922,000     $5,936,000
Profits as a percentage of costs       10.0%            10.2%            9.6%
Net income from operations          $ 4,704,000      $ 4,354,000     $3,083,000
Net income(2)                       $ 4,704,000      $ 5,105,000     $3,083,000

--------------
(1) The Company defines gross profits as sales less costs and expenses excluding interest cost and certain expenses which cannot be charged to its government customers.

(2) Net income for 1997 includes $751,000 of proceeds from an insurance policy on the life of a director and former officer of the Company.

                               Information Summarizing Financial Position
                                               at December 31,
                              ----------------------------------------------
                                 1998              1997            1996
                              ----------------------------------------------
Stockholders' equity          $15,838,000       $12,452,000     $10,485,000
Equity per share(1)              2.36              1.89            1.64
Stock repurchase notes            833,000         1,123,000       1,730,000
Notes payable                 $ 1,266,000       $ 2,658,000     $   461,000

                                                    Backlog
                               ----------------------------------------------
                                   1998              1997            1996
                               ----------------------------------------------
Funded 12-month backlog        $ 37,600,000       $34,300,000     $34,900,000
Unfunded 12-month backlog        67,100,000        58,900,000      41,500,000
Total contract backlog         $104,700,000       $93,200,000     $76,400,000

                                                 Financial Ratios
                                        -----------------------------------
                                        1998           1997            1996
                                        -----------------------------------
Avg. days sales outstanding ("DSO")      85             88              96
Current ratio                           2.1            2.1             1.9
Debt to equity ratio as defined
  by the lender                         0.5            0.8             0.8

--------------
(1) Equity per share based on weighted shares of Common Stock outstanding at year-end, including weighted shares of Preferred Stock outstanding.

      Revenues increased 14.3%, 26.1% and 9.2% over the prior year in 1998, 1997 and 1996, respectively. Growth of 16.5% in 1998 in Ballistic Missile Defense Organization ("BMDO"), National Aeronautics and Space Administration ("NASA"), and intelligence agency support was offset by a decrease of 2.2% in other customer business areas including Army, Air Force, Navy and commercial programs. The Company has historically received most of its revenues from Department of Defense ("DOD") programs. Non-DOD revenues represented 12.0%, 9.1% and 12.5% of total revenue in 1998, 1997, and 1996, respectively. Prior to 1996, support of the BMD program was the Company's primary source of DOD revenue. Starting in 1996 and continuing through 1998, non-BMD DOD programs have been 6.5%, 11.5% and 10% higher than revenues in BMD DOD Programs. Technical services, engineering and field services that typically involve lower cost service contracts, represented the Company's largest growth area. Specifically, technical services revenue increased 55% over 1997, grew to 12% of total sales, and achieved an increase in annualized contract backlog of 145%.

     In the past, the Company's backlog has generally been indicative of its future revenues. The end of the year annualized contract backlog, representing expected sales on existing contracts for 1998, increased from $93,200,000 in 1997 to $104,700,000 in 1998, an increase of 12.3%. Annual sales as a percent of prior year annualized contract backlog were 104.8%, 111.9%, and 100.1% in 1998, 1997, and 1996, respectively. However, although the Company's backlog has been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

    The Company's primary business strategy over the last five years has been to establish a new foundation for future growth in recognition of the decline of the DOD market for its traditional engineering business. To implement this strategy, the Company restructured in 1996 into three sectors. Each focuses on one of three core business areas: (1) system engineering for defense and space systems; (2) information systems engineering, services, and products; and (3) engineering services, development, and products for hardware technologies. In the first year, the Company successfully learned how to operate in this new structure, built a contract base for sales growth in 1997, and initiated a multiyear process of establishing the Company's selected product lines. The organizational structure continued for 1998. The Company is structured into operating entities in each of the three sectors. Each operation has significant autonomy in conducting business

     At the start of each year the Company establishes specific financial objectives for each of its sectors and operations. The Company also annually establishes specific corporate business objectives. For 1998, the corporate business objectives included (i) transition of product lines into income producing sales, (ii) establishment of structured campaigns in the pursuit of new business development of, and (iii) reduction of the level of voluntary staff turnover and enhancement of recruitment. The Company met its 1998 financial plan in almost all respects. Each of the sectors achieved increases in sales, gross profit, net profit, and contract backlog. In the area of corporate business objectives, the Company was unsuccessful in achieving its income objectives on any of its product lines. The three product lines are SecurEC(TM), an application of end-to-end security software to commercial Electronic Data Interchange ("EDI") on the Internet; nanAlign(TM), an electro-optic system to compensate for air turbulence error sources in the manufacture of integrated circuits and flat panel displays; and Zeus(TM), a mobile mounted laser system to neutralize mines and unexploded ordnance on test ranges. Progress was made toward the objectives for each product line and all three will continue to be pursued in 1999. Voluntary turnover of personnel was higher in 1997 than the Company had experienced in recent history. In addition, Company sales growth had suffered in several areas where available jobs could not be filled with the requisite technical personnel. A Company objective for 1998 was to reduce the voluntary turnover rate and structure successful recruiting campaigns. In 1998, voluntary turnover was reduced to 12% from 18% in 1997. Recruiting, while improved, remained a problem for the Company in several areas such as software engineering and systems analysis and in certain geographical locations. This is a defense industry wide problem brought on, in part, by the increased number of jobs for software technology skills in both commercial products/ services areas and government programs.

    Stockholders' equity increased 27.2% during 1998. The Company currently commits 50% of its retained earnings plus the net proceeds from stock transactions to repurchase stock from stockholders. In 1998, $1,412,000 of funds available for stock repurchase was not subscribed to in the quarterly repurchases. As a result, stockholders' equity increased by this amount over plan for the year. The Company reduced its major components of debt (deferred income taxes, balance of promissory notes issued to repurchase stock, and working capital financing) by approximately 40.7%, from $8,100,000 in 1997 to $4,800,000 in 1998. Debt-to-equity ratio reached a historical low of 0.5 in 1998 versus 0.8 for the two prior years.

Liquidity and Capital Resource

    The Company's primary source of funding its operations in 1998 was self-funding from on-going business activities augmented by borrowings from its bank line of credit. The bank line of credit provides for borrowings up to $12,000,000 with all borrowings due December 1, 1999. The Company believes that, as in the past, it will be able to renew its banking agreement under similar or improved terms. Interest payments on borrowings under the line of credit were $271,000 in 1998 compared to $121,800 in 1997. At the end of 1998, borrowings for working capital were $1,266,000, down from $2,658,000 at the end of 1997. Days sales outstanding ("DSO") in receivables averaged 85 days in 1998, down from an average of 88 and 96 days in 1997 and 1996, respectively. Average monthly borrowing was $3,300,000 in 1998, up from $1,200,000 in 1997. The growth in sales, continued product lines investment, and implementation of a new financial accounting system drove the need for additional borrowings in 1998. The Company anticipates that its existing capital resources and access to the line of credit will be adequate for planned operations for the foreseeable future.

    The Company continues to conduct its stock repurchase program on a quarterly basis under which the Company repurchases shares of its stock desired to be sold by existing stockholders (i.e., continuing employees, terminating employees, and former employees). The amount of funds available for the repurchase of stock is limited to 50% of the net profits (based on a four quarter moving average) plus all funds realized by the Company through operation of its stock program. The two primary sources of stock funds are from the exercise of options granted to employees and from the funding of its stock related benefits programs. In periods of declining profits and decreasing stock prices, the funds available for the repurchase of stock can be negatively impacted. The repurchase of stock within the available quarterly funds is prioritized first to the repayment of promissory notes previously issued to repurchase stock, second to the repurchase of all or a portion of the stock of terminating employees, third to all stockholders desiring to sell a minimum amount (currently $3,000), and finally to all stockholders desiring to sell stock on a pro rata basis relative to their respective stock ownership. Sale of stock on a pro rata basis is held quarterly. There is no other market for the sale and purchase of the Company's stock.

     From inception, it has been the Company's policy to limit its Common Stock ownership to current employees by repurchasing all stock of terminating employees with cash or promissory notes. However, a 40% reduction in the Company's staff level starting mid-1993 and through 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Continued issuance of promissory notes to repurchase the stock of terminating employees jeopardized the bank covenant on equity for the bank line of credit. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and terminated the repurchase of any stock of terminating employees with quarterly repurchase funds in April of 1995. The outstanding promissory note balance for prior years' stock repurchases declined from $4,224,000 at the end of 1994 to $833,000 at the end of 1998. As the Company's profit growth improved and debt service on notes declined, and as employee confidence in future stock growth returned, as demonstrated by the exercise of options, the liquidity of the stock returned to pre-1993 levels in 1996 and continued through 1998. In 1996, the Company resumed partial cash repurchases of stock from terminating employees, but did not resume the issuance of promissory notes. In 1997, the Board of Directors gave the Plan Administrator the authority to issue new promissory notes, at his discretion, in order to resume the policy of repurchasing all stock of terminating employees. In 1998, the Company repurchased all stock of terminating employees and issued one new promissory note with a value of $195,000. The amount of stock held by former employees decreased from 7.0% (431,000 shares) at the end of 1997 to 4.9% (305,700 shares) at the end of 1998.

    Under the Stock Purchase Agreement which the Company entered into with SAIC in November 1994, SAIC purchased a total of $2,400,000 of Company Preferred Stock in 1994, 1995, and 1996. SAIC last purchased the Company's Preferred Stock in August 1996. It is the Company's intent, which SAIC has agreed, to begin quarterly repurchase of SAIC held stock starting with the May 21, 1999 quarter trade, using funds as available within the stock repurchase limitation.

Capital Commitments

    Commitments for capital expenditures were not material at January 3, 1999.

Effects of Inflation

    The majority of the Company's contracts is cost reimbursement type contracts or is completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include labor and other cost escalation in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, the effects of inflation have not significantly impacted net income as a percentage of revenues.

YEAR2000

The statements in the following section constitute "YEAR2000 Readiness Disclosure" within the meaning of the YEAR2000 Information and Readiness Disclosure Act.

YEAR2000 Plan

    In 1997, the Company informally initiated a program on its internal web site to prepare computing infrastructure for year 2000 ("YEAR2000") readiness. In 1998, the Company initiated a more formal program to complete the preparation and to perform testing of the Company's computing systems and microchip dependent infrastructure. In addition to computing and microchip technology, the evaluation of potential business disruptions relating to vendors, suppliers, facilities, customers, and utilities is also a part of this program. The Company has appointed a senior information systems engineer as Corporate Information Systems Director ("CISD"). Included in the CISD's assignment is the responsibility for corporate YEAR2000 readiness. The Company's Network Steering Group ("NSG"), an on-going organization of the Company's top information system personnel, will support the CISD in YEAR2000 issues. The CISD reports directly to the Executive Committee and will periodically brief the Audit Committee of the Board of Directors on YEAR2000 progress. The last briefing to the Executive and Audit Committees was in February 1999.

IT Systems

    The Company is heavily dependent on its internal computing systems to perform its primary business activity. Systems software includes both internally developed software/databases and commercial third party supplied software/databases. The hardware systems are dominated by desktop PCs, graphics workstations, servers, and networking hardware. The Company has no mainframe computers at the present time. A portion of the Company's business is also the development of software for customers and commercial sales.

IT Remediation Plan

    The CISD has established a four-phase program, as shown in the accompanying chart, to ensure that the Company's IT systems will be ready for YEAR2000.

    Phase one, increasing internal awareness, was begun several years ago and is an on-going activity assuring that YEAR2000 issues are an integral part of all IT decisions. Phase two, developing and assessing an inventory of IT systems for the purpose of identifying YEAR2000 issues has begun and is expected to be completed by March, 1999. Remediation, phase three, will consist of upgrade or replacement of hardware and software identified with YEAR2000 issues. This process has been ongoing for the Company's desktop PCs, servers, and networking equipment and is estimated to be 80% complete. Remediation of all identified issues is planned for by July 1999. The fourth phase, testing, has also been on-going for stand-alone systems once corrected (e.g., upgrading of PC bios) and will be completed by August, 1999 for all stand-alone and integrated, networked components. In 1997, the Company determined that its core internal financial accounting system needed to be replaced. The legacy system had been internally developed with some use of commercial modules, but was not capable of supporting the Company's planned future growth, nor was the system YEAR2000 compliant. The legacy system has been replaced by a commercial system with vendor assurances of YEAR2000 compliance. During the test phase, the Company will perform tests on the system to confirm vendor representations.


----------------------------------------------------------------------------------------------------
IT REMEDIATION                7/1/98 TO   10/1/98 TO   1/1/99 TO   4/1/99 TO  7/1/99 TO   10/1/99 TO
                               9/30/98     12/31/98     3/31/99     6/30/99    9/30/99     12/31/99
----------------------------------------------------------------------------------------------------
PI - Increasing Awareness                  ______________

----------------------------------------------------------------------------------------------------
PII - Developing  and
Assessing                                     ________________________

----------------------------------------------------------------------------------------------------
PIII - Remediation                                          ______________________

----------------------------------------------------------------------------------------------------
PIV - Testing

----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
NON-IT REMEDIATION
----------------------------------------------------------------------------------------------------
Evaluation  of  Embedded
Chip Systems                                     ______________

----------------------------------------------------------------------------------------------------
Remediation  and Test of
Embedded Systems                                         ____________________

----------------------------------------------------------------------------------------------------
Contingency Planning                                        __________________________________

----------------------------------------------------------------------------------------------------

    The Company also delivers internally developed software to customers under contract, sometimes with commercially supplied hardware. In general, contracts to date for Company developed software have not included requirements for YEAR2000 compliance. The Company is actively marketing software products developed for the commercial marketplace. All such software is internally YEAR2000 compliant, but risk from customer's use on non-compliant computers and interfaces with non-compliant software cannot be readily assessed. The Company is making every effort to minimize this risk through licensing and use agreements.

    As of this date, it is management's opinion that the Company will meet its plan to be YEAR2000 ready for all of its Information Technology systems.

Non-IT Systems

    The Company is in the process of inventorying and assessing all non-IT systems. Embedded processors are found in computer-controlled machinery, elevators, telephone systems, and security and access systems. The Company has some embedded chip technology associated with computer controlled manufacturing equipment in its LaJolla facility, and is in the process of assessing its YEAR2000 readiness. All of the Company's facilities are leased. Lessors have been asked to identify all facility equipment using embedded chip technology and its YEAR2000 readiness. As of this date, approximately 20% have answered the Company's request for information. The risk to the Company is the temporary disruption of business in facilities barred from access. The Company expects such disruptions to be temporary and short in duration, if they occur at all. However, the Company recognizes it cannot control YEAR2000 readiness in leased facilities and must depend on the cooperation of lessors and property management companies in this regard.

Business Partner and Customer YEAR2000 Impacts

To maintain its revenue stream, the Company is dependent on its customers, the U.S. Government, and the banking industry to implement YEAR2000 readiness programs. The Company has initiated communications with its business partners to determine their YEAR2000 readiness and the extent to which the Company may be vulnerable for their failure to comply. All of the Company's customers, suppliers, and subcontractors have similar proprietary interests to the Company in attaining YEAR2000 readiness, and the Company does not anticipate significant disruption of business from this source. The Company is dependent on the U.S. Government paying offices for approximately 85% of its contract reimbursements. The Company has begun contacting its U. S. Government paying offices to determine their position on expectations for YEAR2000 compliance. Disruption in the payment process could have a significant impact on the cash flow of the Company and lead to higher than historical borrowings on its line of credit. As a contingency against this risk, the Company has negotiated an increase in its line of credit. Management believes this increase will assure the ability to operate while the U.S. Government implements alternate disbursement processes. It is the Company's understanding that the nation's banking industry is under heavy pressure and scrutiny by government oversight authorities to assure YEAR2000 readiness. The Company's primary bank has assured management that all testing for YEAR2000 readiness will be done by June, 1999, and that it expects to be fully compliant. The Company's business operations are also dependent to varying degrees on other business partners including utility companies, payroll processing vendor, insurance and benefit providers, investment fund managers and trustee's for retirement plans, telecommunications vendors, and delivery vendors to name the more significant. The Company has begun contacting its business partners to determine their YEAR2000 readiness and the risk to the Company of any failure to do so. The ability of the Company's business partners to be YEAR2000 ready is not within the Company's control. Failure of such third party systems to be ready could have a material adverse effect on the Company's results of operations and ability to do business. Such failures, where significant, will be addressed by contingency planning. The Company receives less than 1% of its revenues from contracts with companies or government entities in other countries, and does not anticipate significant risk from those countries' lack of readiness for YEAR2000.

YEAR2000 Remediation Costs

    Cost of remediation includes cost to upgrade or replace systems, hardware, software, internal labor, consulting, and YEAR2000 readiness assessment software. Cost associated with replacement of hardware, software, and embedded chip affected machines is not included in the cost if that replacement was planned and has been merely accelerated for YEAR2000 readiness. For example, the Company's legacy internal financial accounting system was a planned upgrade and was accelerated to begin in 1997 to assure YEAR2000 readiness, and will not be included in remediation costs. To date, the Company estimates it has spent approximately $40K on this remediation and expects to spend an additional $200K to complete this effort. All costs, except long-lived assets, will be expensed as incurred.

Contingency Plans

    Upon an assessment of the YEAR2000 issues, particularly with respect to non-IT issues, the Company will identify reasonable case scenarios. For each scenario so identified, contingency plans will be developed and communicated with employees. Current plans include setting up a YEAR2000 Action Team whose function shall be to make an immediate assessment on Jan 1, 2000 of all facility security, utility, communication, and computing resources. Based on this assessment, the Team will have access to on-call technical personnel within the Company to address problems against its contingency plans. The Team will also inform management at all Company locations of its initial assessment and problems. Problems so identified will be prioritized relative to its impact on the business functions, and addressed in order of priority to the extent problems cannot be addressed in parallel.

Worst Case Scenarios

    A reasonable worst case scenario does not include, for example, the complete disruption of all local utility services for an extended period of time at all Company business locations. Although such an event is not impossible, in the view of management it is highly unlikely. A reasonable worst case scenario may include, however, the inability of the U. S. Government paying offices to meet historical invoice turn around times exacerbated by one or more of the Company's key customers also being late in paying open accounts. Other reasonable worst case scenarios may include, for example; (1) potential litigation with customers, suppliers or vendors with respect to YEAR2000 compliance of the Company's products and services; (2) service problems with payroll, benefits and insurance vendors; and/or (3) interruption of subcontracted services and products from vendors required to meet contract obligations on contracts with performance incentives. The impact of any of these scenarios varies but includes increased costs for general and administrative support, higher interest expense to finance operations, and potential reduction or delays in the purchase of Company products. Due to the speculative nature of the schedule and degree of compliance of third parties, it is uncertain whether or not the contingency plans selected will adequately address the impacts on the Company's financial condition once all issues are known after January 1, 2000.

YEAR2000 Forward Looking Statements

    The foregoing statements as to costs, dates, intent, belief, and current expectations of the Company or its officers with respect to YEAR2000 issues are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's best estimates and expectations given the information available at the date hereof and may be updated, as additional information becomes available. In addition, such statements are not guarantees of future results or outcomes and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. The Company cautions that it is impossible to predict the impact of certain factors that are not within the control of the Company and there can be no assurances that these estimates will be achieved. Actual results could differ materially from those anticipated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

     Name                                   Age     Position(s)
     ----                                   ---     -----------
Wayne R. Winton                             63      Chief Executive Officer and Chairman of
                                                      the Board of Directors

Robert C. Sepucha, Ph.D.                    55      Sector President and Director

R. Stephen McCarter                         67      Sector President and Director

Carl T. Case, Ph.D.                         59      Sector President and Director

B. Warren Knudson                           61      Corporate Vice President, Treasurer, and
                                                      Chief Financial Officer

Jerry R. Fabian                             50      Corporate Vice President, Secretary, and
                                                      Chief Administrative Officer

John L. Allen, Ph.D.                        67      Director

Rock N. Hankin                              52      Director

Robert L. Johnson                           79      Director

Gen. John L. Piotrowski (USAF Retired)      65      Director

Clarke E. Reynolds                          78      Director

Robert B. Buchanan, Ph.D.                   58      Director

    Wayne R. Winton is a cofounder of the Company and has served as Chairman of the Board of Directors of the Company since its founding in 1979. Mr. Winton served as the Company's President from its founding until 1995, when he became Chief Executive Officer. Mr. Winton holds a Bachelors of Science degree in mechanical engineering from the University of Idaho.

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

     Rock N. Hankin has been a director since 1989. He is the founder and senior partner of Hankin & Co., which provides commercial and forensic consulting services, and Hankin Investment Banking, its NASD licensed broker\dealer affiliate. Mr. Hankin was previously a partner at Price Waterhouse. He is a certified public accountant and a lawyer. Mr. Hankin is the chairman of the Board's Audit Committee and a member of the Board's Compensation Committee. Mr. Hankin also serves as Chairman of the Board of House of Fabrics and is a member of the boards of Alpha Microsystems, Inc. and Semtech Corporation. Previous board service includes Nichols Institute and Data-Design Laboratories Electronics.

     Robert L. Johnson has been a director since 1987. Previously, Mr. Johnson was Corporate Vice President - Aerospace Group, McDonnell Douglas Corporation and President of McDonnell Douglas Astronautics Company. Prior to that, he served as Assistant Secretary of the Army (Research and Development). Mr. Johnson is a member of the Board's Compensation Committee and Audit Committee. Mr. Johnson has elected not to serve another term as director.

     John L. Piotrowski has been a director since 1991. He is currently a Corporate Vice President at Science Applications International Corporation ("SAIC"). Prior to SAIC, Mr. Piotrowski was a private consultant and key participant on many DOD advisory groups. Mr. Piotrowski served as Commander of the U.S. Space Command and Vice Chief of Staff of the Air Force. He is the chairman of the Board's Compensation Committee and a member of the Board's Audit Committee. Mr. Piotrowski also serves as a director of Eclipse Space Lines and Military Professional Resources.

     Clarke E. Reynolds has been a director since 1992. He is retired from NCR Corporation where his last position was Vice President of European Operations from 1976 to 1981. At NCR, he was involved in sales and marketing nationally and internationally. After retirement from NCR, Mr. Reynolds served as President and CEO of Alpha Microsystems. Mr. Reynolds is a member of the Board's Audit Committee and Compensation Committee. Mr. Reynolds also serves as Chairman of the Board of Directors of Alpha Microsystems. Mr. Reynolds has elected not to serve another term as director.

     Robert B. Buchanan, Ph.D., has been a director since 1998. He is, and has been since 1993, the Group Manager of the Defense Analyses Group for Science Applications International Corporation ("SAIC"). Prior to joining SAIC, Dr. Buchanan was President of Sunbird Exploration, Inc. from 1990 to 1991. Before Sunbird Exploration, Inc., Dr. Buchanan was with BDM International, Inc. from 1969 to 1990. His last position at BDM was Corporate Vice President, in which position he was responsible for a wide variety of activities, such as simulation-based work in advanced technology and work on strategic defense programs. Dr. Buchanan holds a Ph.D. in electrical engineering from Oklahoma State University.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the named executive officers) for fiscal 1998, 1997, and 1996:

---------------------------------------------------------------------------------------------
                                  SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------
                                Annual Compensation and Long Term Compensation Awards
                        ---------------------------------------------------------------------
                                                    Other Annual                 All Other
       Name and               Salary(1) Bonus(2)  Compensation(3)   Options   Compensation(4)
  Principal Position    Year      ($)       ($)          ($)           (#)           ($)
---------------------------------------------------------------------------------------------
Wayne R. Winton         1998   190,577   90,000        11,169        2,151         24,000
  Chief Executive       1997   191,154   95,400         3,370           --         24,000
  Officer, Chairman     1996   176,600   80,000        15,400        3,564         15,800

Robert C. Sepucha       1998   165,462   75,000        21,022        1,126         24,000
  Sector President      1997   155,925   78,300        14,586        3,541         24,000
                        1996   155,900   70,000         8,300        5,899         22,500

R. Stephen McCarter     1998   168,432   75,000        58,495        7,785         24,000
  Sector President      1997   155,925   55,900        16,402        2,737         24,000
                        1996   156,100   54,100         1,800        5,465         22,500

Carl T. Case            1998   165,462   65,900        18,948        3,182         24,000
  Sector President      1997   155,925   59,800         6,378        2,793         24,000
                        1996   150,500   55,200         4,600        3,076         22,500

B. Warren Knudson       1998   121,231   27,700         6,743          939         22,339
  Chief Financial       1997   115,922   33,669         7,433        1,270         22,400
  Officer, Vice         1996   109,200   25,100                        820         19,600
  President
---------------------------------------------------------------------------------------------

(1) Amounts shown include only cash compensation earned by executive officers.

(2) Amounts shown include cash and non-cash compensation earned by executive officers. The non-cash compensation, consisting of the fair market value of stock earned as part of bonus compensation, is as follows:

    -----------------------------------------------
                      1998       1997        1996
    -----------------------------------------------
    Winton           $27,000         -      $24,000
    Sepucha           22,500    $20,998      21,000
    McCarter          22,500     16,230      16,230
    Case              19,800     16,562      16,600
    Knudson            8,300    $ 7,531     $ 7,500
    -----------------------------------------------

(3) Includes stock gain on exercised options and pay out of absence accrued but untaken.

(4) The amounts shown in this column are Company contributions to the Profit Sharing Plan.

     Stock Options. The Company's 1997 Stock Plan (the "Stock Plan") provides for the grant of stock options, stock bonuses or rights to purchase up to an aggregate of 14,000,000 shares of the Company's authorized but unissued Common Stock (subject to adjustment in the event of stock dividends, stock splits, recapitalizations, mergers or other similar changes in the Company's capital structure). This Stock Plan replaces the 1987 Nonqualified Stock Option Plan that expired in 1997. The shareholders in the first quarter of 1998 approved the new Stock Plan. There are no substantive changes from the 1987 Nonqualified Stock Option Plan.

     Wayne R. Winton, the Company's Chief Executive Officer, currently administers the Stock Plan. However, the Board of Directors may at any time designate another officer or other employee of the Company, the Board itself, or a committee thereof, to act as administrator of the Stock Plan. Subject to the express provisions of the Stock Plan, the Administrator has full authority to interpret the Stock Plan and to make all other determinations necessary or advisable for the administration of the Stock Plan.

     All shares issued under the Stock Plan are subject to restrictions on transferability and the right of the Company to repurchase the shares upon the termination of the stockholder's association with the Company. These transfer restrictions and repurchase rights are set forth both in the Stock Plan and in the Company's Certificate of Incorporation.

     During fiscal 1998, options covering a total of 549,195 shares were granted under the Stock Plan to a total of 745 employees of the Company. The following table contains information concerning the grant of stock options under the Stock Plan to the named executive officers:

------------------------------------------------------------------------------------------------------------------
                                        OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------
                             Individual Grants                                          Potential Realizable Value
------------------------------------------------------------------------------------------------------------------
                         Options       % of Total    Exercise   Market                   Assumed Annual Rates of
                      Granted (A)(B)    Options      or Base   Price on                  Stock Price Appreciation
       Name and                        Granted to     Price     Date of                   for Option Term (4 Yrs)
       Principal                      Employees in               Grant      Expiration
       Position         (Number)       Fiscal Year    ($/Sh)     ($/Sh)         Date       0%($)  5%($)  10%($)
------------------------------------------------------------------------------------------------------------------
Wayne R. Winton             16            .00          7.87       8.32         7/5/02         7      36     69
  Chief Executive           15            .00          8.54       9.15         1/3/03         9      24     55
  Officer, Chairman

Robert C. Sepucha        2,194            .40          7.87       8.32         7/5/02       987   4,921  9,459
  Sector President       1,903            .35          8.54       9.15         1/3/03     1,161   2,993  6,929

R. Stephen McCarter      2,753            .50          7.87       8.32         7/5/02     1,239   6,175 11,869
  Sector President       2,342            .43          8.54       9.15         1/3/03     1,429   3,684  8,528

Carl T. Case               250            .05          7.87       8.32         7/5/02       113     561  1,078
  Sector President         172            .03          8.54       9.15         1/3/03       105     271    626

B. Warren Knudson          314            .06          7.87       8.32         7/5/02       141     704  1,354
  Chief Financial        1,000            .18          8.54       9.15         1/3/03       610   1,573  3,641
  Officer, Vice
  President
------------------------------------------------------------------------------------------------------------------

(A) Options granted in 1998 have a three-year vesting schedule as follows: 20% on the first anniversary of the date of grant, 30% on the second anniversary and full vesting occurring on the third anniversary.

(B) The options were granted for a term of 4 years, subject to earlier termination in certain events related to termination of employment.

Option Exercises and Holdings. The following table provides information, with respect to the named executive officers, concerning the exercise of options during the year and unexercised options held as of the end of the year:

---------------------------------------------------------------------------------------------------------------------------
                                          OPTION EXERCISES AND YEAR-END VALUE TABLE
---------------------------------------------------------------------------------------------------------------------------
                     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
---------------------------------------------------------------------------------------------------------------------------
                                Shares     Value Realized                                Value of Unexercised In-the-Money
                               Acquired    (Formula Price   Number of Unexercised        Options at FY-End (Formula Price
        Name and              on Exercise   at Exercise       Options at FY-End          of Shares at FY-End ($9.15) Less
       Principal                           Less Exercise                                          Exercise Price)($)
        Position               (Number)      Price)($)    Exercisable  Unexercisable        Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Wayne R. Winton
  Chief Executive
  Officer, President            2,151          8,811         2,105           998               8,720         3,173

Robert C. Sepucha
  Sector President              3,240         11,608        18,722        10,574              79,181        25,000

R. Stephen McCarter
  Sector President              7,785         20,897         3,491         6,499              11,461         9,643

Carl T. Case
  Sector President              3,182         10,489         6,100         1,930              27,746         8,163

B. Warren Knudson
  Chief Financial Officer
  Vice President                  438          1,105         4,704         2,967              18,776         9,259
---------------------------------------------------------------------------------------------------------------------------

     Profit Sharing Plan. The Company has adopted and maintains a defined contribution Profit Sharing Plan, which provides tax-qualified retirement benefits to participating employees. All of the Company's employees are eligible to participate in Company contributions to the Profit Sharing Plan, except those employees in the Technical Services ("TS") business unit.

     The Board of Directors determines the amount of the Company's annual contribution to the Profit Sharing Plan, in its discretion. The Company has established a target contribution that represents the amount the Company will contribute if the Company's actual operating results meet certain guidelines. The target contribution anticipates a contribution equal to the sum of (a) 15% of the compensation paid to participants who have completed two years of employment with the Company, (b) 10% of the compensation paid to participants who have completed at least one but not more than two years of employment with the Company, and (c) 5% of the compensation paid to participants who have completed less than one year. All contributions are subject to at least 1000 hours of service during the year with the Company. If the full target contribution is made by the Company for any given year, each eligible participant in the Profit Sharing Plan for that year receives an allocation to his or her account equal to the percentage of such participant's compensation indicated above based on the participant's length of service with the Company, subject to limitations on the maximum amount of such contribution imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"). If the full target contribution is not made by the Company for any given year, the Company's contribution is allocated among the eligible participants based on their relative compensation for the year, subject to any limitations imposed by ERISA, and provided, however, that the allocation to each participant will not exceed the percentage of such participant's compensation indicated above based on the length of the participant's service with the Company. Up to 50% of the Company's annual contribution may be made in the form of shares of the Company's Common Stock. Employees may elect to have a larger than 50% share paid in the form of Company stock.

     Employees in the Company's Technical Services ("TS") business unit are not eligible to receive Company contributions to their Profit Sharing Plan accounts as described above. TS employees may, however, elect to defer a portion of their compensation into their accounts, up to the limits set by the Internal Revenue Service, and the Company matches up to 20% of their deferrals in the form of fully vested SPARTA Common Stock. Employees other than those in the TS business unit may also elect to defer a portion of their compensation into their accounts in the Profit Sharing Plan, but the Company does not match their contributions.

     Mary Frances Winton, Corporate Director of Special Projects, serves as Special Trustee of the Profit Sharing Plan, and in that capacity is the record holder of the Company's Common Stock allocated to employees' accounts in the Profit Sharing Plan.

Director Compensation

     Directors who are not employees of the Company, one of its subsidiaries or SAIC, receive fees of $2,200 per day for each Board meeting and Board Committee meeting which they attend. In addition, each director who is not an employee at the Company's fiscal year-end received stock options based upon earnings of the Company for the year. Non-employee directors that chair Board committees are awarded additional options. During 1998, 7,336 stock options were awarded to outside Board directors. The options can be exercised one year after they are awarded and vest one year to three years from the date of grant and expire in four years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 1, 1999, information regarding the ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the directors of the Company who own Common Stock, (iii) each of the named executive officers in the compensation tables, and (iv) all executive officers and directors of the Company as a group:

-----------------------------------------------------------------------------
Name and Address              Number of Shares(1)         Percentage of Class
-----------------------------------------------------------------------------
Wayne R. Winton(2)                512,800(3)                      6.99%

Robert C. Sepucha                  56,756(4)                       .62%

R. Stephen McCarter               108,029(5)                      1.47%

B. Warren Knudson                 196,939(6)                      2.65%

Carl T. Case                       99,506(7)                      1.36%

John L. Allen                       8,516(8)                       .10%

Robert L. Johnson                  17,847                          .25%

Rock N. Hankin                     12,033(9)                       .15%

John L. Piotrowski                  5,201(10)                      .06%

Clarke E. Reynolds                  4,774(11)                      .05%

Robert B. Buchanan                  1,250                          .02%

All executive officers
and directors as a group        1,087,317                        17.32%
-----------------------------------------------------------------------------

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

 (2) The business address of Mr. Winton is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, California 92653-1545.

 (3) Includes 83,627 shares held for Mr. Winton's account in the Company's Profit Sharing Plan and 1,267 shares subject to options that may be exercised within 60 days of February 1, 1999. Excludes 30,546 shares and 778 exercisable options held of record by Mary Frances Winton, an employee in the Company and spouse of Wayne R. Winton, with respect to which shares Mr. Winton could be deemed to share beneficial ownership.

 (4) Includes 23,692 shares held in Dr. Sepucha's account in the Company's Profit Sharing Plan and 11,367 shares subject to options that may be exercised within 60 days of February 1, 1999.

 (5) Includes 75,502 shares held in Mr. McCarter's account in the Company's Profit Sharing Plan and 742 shares subject to options that may be exercised within 60 days of February 1, 1999.

 (6) Includes 58,578 shares held in Mr. Knudson's account in the Company's Profit Sharing Plan and 6,598 shares subject to options which may be exercised within 60 days of February 1, 1999.

 (7) Includes 56,010 shares held in Dr. Case's account in the Company's Profit Sharing Plan and no shares subject to options that may be exercised within 60 days of February 1, 1999.

 (8) Includes 946 shares subject to options held by Dr. Allen that may be exercised within 60 days of February 1, 1999.

 (9) Includes 1,420 shares subject to options held by Mr. Hankin that may be exercised within 60 days of February 1, 1999.

(10) Includes 1,000 shares subject to options held by Mr. Piotrowski that may be exercised within 60 days of February 1, 1999.

(11) Includes 862 shares subject to options held by Mr. Reynolds that may be exercised within 60 days of February 1, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has an arrangement with a bank to allow any Company stockholder and current employee to make up to $250,000 in borrowings from the bank using Company stock as collateral. However, total borrowings outstanding under this arrangement cannot exceed $500,000 at any point in time. In the event of a stockholder's default under any of these loans, the Company has agreed to purchase from the bank the stock held by it as collateral for an amount equal to the outstanding principal and accrued interest on the loan. As of January 3, 1999, there was one loan outstanding for $34,167 under this arrangement to R. Stephen McCarter, an officer and director of the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report on Form 10-K:

          (1)     Financial Statements

                                                                                Page
                                                                                ----
REPORT OF INDEPENDENT ACCOUNTANTS ...............................................27

FINANCIAL STATEMENTS(1)

Consolidated Balance Sheet at December 31, 1998 and December  31, 1997...........28

Consolidated Statement of Income for the three years ended
   December 31, 1998.............................................................29

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1998.................................................30

Consolidated Statement of Cash Flows for the three years ended
   December 31, 1998.............................................................31

Notes to Consolidated Financial Statements.......................................32

               (2)    Financial Statement Schedules

                      All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

               (3) The exhibits listed in the accompanying Index to Exhibits at page 39 are filed as part of this report on Form 10-K.

     (b)       Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the last quarter of the fiscal year covered by this report.

(1)  See Note 1(d) to Consolidated Financial Statement

  All schedules for which provision is made in the applicable regulation of the
      Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 26, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     /s/

PricewaterhouseCoopers LLP
Costa Mesa, California
March 26, 1999

CONSOLIDATED BALANCE SHEET
  at Decemer 31



ASSETS                                                            1998              1997
                                                                  ----              ----
CURRENT ASSETS
   Cash                                                       $    174,000      $    198,000
   Accounts receivable (Note 2)                                 25,108,000        23,557,000
   Prepaid expenses                                                548,000           448,000
   Income taxes receivable                                         556,000
                                                              ------------      ------------
      TOTAL CURRENT ASSETS                                      26,386,000        24,203,000

EQUIPMENT AND IMPROVEMENTS, NET (Notes 1 & 3)                    9,634,000         7,321,000
OTHER ASSETS (Note 4)                                            1,750,000         1,685,000
                                                              ------------      ------------
         TOTAL ASSETS                                         $ 37,770,000      $ 33,209,000
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued compensation (Note 5)                              $  5,820,000      $  5,723,000
   Accounts payable and other accrued expenses                   5,525,000         3,005,000
   Current portion of subordinated notes payable (Note 6)          474,000           477,000
   Income taxes payable                                                              199,000
   Deferred income taxes (Note 7)                                2,737,000         2,446,000
                                                              ------------      ------------
      TOTAL CURRENT LIABILITIES                                 14,556,000        11,850,000

NOTES PAYABLE (Note 6)                                           1,266,000         2,658,000
SUBORDINATED NOTES PAYABLE (Note 6)                                359,000           646,000
DEFERRED INCOME TAXES (Note 7)                                     544,000         1,677,000

REDEEMABLE PREFERRED STOCK, $.01 par value; 2,000,000
shares authorized; 569,039 shares issued and
outstanding; original issuance value of $2,400,000
at 1998 and 1997, respectively (Note 1)                          5,207,000         3,926,000

STOCKHOLDERS' EQUITY (Notes 1 and 9)
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 13,886,286 and 13,070,700 shares issued           139,000           131,000
   Additional paid-in capital                                   32,077,000        26,340,000
   Retained earnings                                            28,576,000        25,152,000
   Treasury stock                                              (44,954,000)      (39,171,000)
                                                              ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                             15,838,000        12,452,000
                                                              ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                  $ 37,770,000      $ 33,209,000
                                                              ============      ============

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF INCOME
  for the years ended December 31

                                                   1998            1997            1996
                                                   ----            ----            ----
SALES                                           $97,695,000     $85,470,000     $67,784,000
                                                -----------     -----------     -----------

COSTS AND EXPENSES:
   Labor costs and related benefits              52,536,000      44,864,000      34,884,000
   Subcontractor costs                           26,751,000      23,569,000      17,148,000
   Facility costs                                 7,389,000       6,923,000       7,122,000
   Travel and other                               2,607,000       2,422,000       3,325,000
   Interest expense, net                            302,000         185,000          22,000
                                                -----------     -----------     -----------
      TOTAL COSTS AND EXPENSES                   89,585,000      77,963,000      62,501,000
                                                -----------     -----------     -----------

INCOME FROM OPERATIONS                            8,110,000       7,507,000       5,283,000

KEYMAN INSURANCE PROCEEDS                                           751,000
                                                -----------     -----------     -----------

INCOME BEFORE PROVISION FOR TAXES ON INCOME       8,110,000       8,258,000       5,283,000

PROVISION FOR TAXES ON INCOME (Note 7)            3,406,000       3,153,000       2,200,000
                                                -----------     -----------     -----------

NET INCOME                                      $ 4,704,000     $ 5,105,000     $ 3,083,000
                                                ===========     ===========     ===========

BASIC EARNINGS PER SHARE (Note 1)                       .62             .75             .42
                                                ===========     ===========     ===========

DILUTED EARNINGS PER SHARE (Note 1)                     .56             .70             .41
                                                ===========     ===========     ===========


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31

                                        Common Stock        Additional
                                  ----------------------      Paid-in      Retained       Treasury
                                    Shares       Amount       Capital      Earnings        Stock           Total
                                  ----------    --------    -----------   -----------   ------------    -----------
BALANCE AT DECEMBER 31, 1995      11,754,560     118,000     19,823,000    18,455,000    (28,986,000)     9,410,000

Issuance of common stock             622,221       6,000      2,344,000                                   2,350,000

Acquisition of treasury stock                                                             (3,811,000)    (3,811,000)

Accretion of redeemable
preferred stock                                                              (609,000)                     (609,000)

Tax benefit relating to
stock plan                                                       62,000                                      62,000

Net income                                                                  3,083,000                     3,083,000
                                 -----------    --------    -----------   -----------   ------------    -----------

BALANCE AT DECEMBER 31, 1996      12,376,781     124,000     22,229,000    20,929,000    (32,797,000)    10,485,000

Issuance of common stock             693,919       7,000      3,955,000                                   3,962,000

Acquisition of treasury stock                                                             (6,374,000)    (6,374,000)

Accretion of redeemable
preferred stock                                                              (882,000)                     (882,000)

Tax benefit relating to
stock plan                                                      156,000                                     156,000

Net income                                                                  5,105,000                     5,105,000
                                 -----------    --------    -----------   -----------   ------------    -----------

BALANCE AT DECEMBER 31, 1997      13,070,700     131,000     26,340,000    25,152,000    (39,171,000)    12,452,000

Issuance of common stock             815,586       8,000      5,167,000                                   5,175,000

Acquisition of treasury stock                                                             (5,783,000)    (5,783,000)

Accretion of redeemable
Preferred stock                                                            (1,280,000)                   (1,280,000)

Tax benefit relating to
stock plan                                                      570,000                                     570,000

Net income                                                                  4,704,000                     4,704,000
                                 -----------    --------    -----------   -----------   ------------    -----------

BALANCE AT DECEMBER 31, 1998      13,886,286    $139,000    $32,077,000   $28,576,000   $(44,954,000)   $15,838,000
                                 ===========    ========    ===========   ===========   ============    ===========


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOW
  for the years ended December 31


                                                              1998           1997           1996
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 4,704,000    $ 5,105,000    $ 3,083,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                         1,527,000      1,489,000      1,536,000
      Loss on sale of equipment                               114,000        193,000        294,000
      Employee compensation paid in stock                   2,961,000      1,967,000      1,571,000
      Change in assets and liabilities:
         Accounts receivable                               (1,551,000)    (2,397,000)    (1,416,000)
         Prepaid expenses                                    (100,000)      (142,000)        51,000
         Income tax receivable                               (556,000)                       57,000
         Other assets                                         (65,000)      (276,000)     1,116,000
         Accrued compensation                                  98,000      1,852,000      1,105,000
         Accounts payable and other accrued expenses        2,520,000       (315,000)      (941,000)
         Income taxes payable                                (199,000)      (267,000)       466,000
         Deferred income taxes                               (842,000)    (1,554,000)    (1,097,000)
         Tax benefit relating to stock plan                   570,000        156,000         62,000
                                                          -----------    -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES          9,181,000      5,811,000      5,887,000
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (3,955,000)    (2,974,000)    (2,101,000)
                                                          -----------    -----------    -----------

         NET CASH USED IN INVESTING ACTIVITIES             (3,955,000)    (2,974,000)    (2,101,000)
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of redeemable preferred stock                                     900,000
   Proceeds from issuance of common stock                   2,215,000      1,994,000        779,000
   Purchases of treasury stock                             (5,588,000)    (6,374,000)    (3,811,000)
   Net (repayments) borrowing under line-of-credit
      agreement                                            (1,392,000)     2,197,000       (405,000)
   Principal payments on debt                                (485,000)      (607,000)    (1,320,000)
                                                          -----------    -----------    -----------
         NET CASH USED IN FINANCING ACTIVITIES             (5,250,000)    (2,790,000)    (3,857,000)
                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                               (24,000)        47,000        (71,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                198,000        151,000        222,000
                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   174,000    $   198,000    $   151,000
                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest                                             $   305,000    $   200,000    $   138,000
                                                          ===========    ===========    ===========
     Income taxes                                         $ 4,441,000    $ 4,824,000    $ 2,672,000
                                                          ===========    ===========    ===========

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

d) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Friday closest to December 31. The Company's last three fiscal years ended on January 3, 1999, January 2, 1998, and January 3, 1997; however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 1998, 1997 and 1996.

e) SALES - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 1998, 1997 and 1996, were primarily generated through direct or indirect sales to U.S. government agencies.

f) PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the useful life ranging from 5 to 15 years.

g) INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes" which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

h) STATEMENT OF CASH FLOWS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuances of notes payable of $195,000, $43,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

i) REDEEMABLE PREFERRED STOCK - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated are as follows:

                                                  Shares      Amount
                                                  -------   ----------
    Balance at December 31, 1995                  376,474   $1,535,000
    Issuance of redeemable preferred stock        192,565      900,000
    Accretion on redeemable preferred stock                    609,000
                                                  -------   ----------
    Balance at December 31, 1996                  569,039    3,044,000
    Accretion on redeemable preferred stock                    882,000
                                                  -------   ----------
    Balance at December 31, 1997                  569,039    3,926,000
    Accretion on redeemable preferred stock                  1,281,000
                                                  -------   ----------
    Balance at December 31, 1998                  569,039   $5,207,000
                                                  =======   ==========

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

    The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and visa versa. Amounts paid by the Company under such agreements were $5,327,000, $4,988,000 and $2,864,000 for the years ended December 31,
    1998, 1997 and 1996, respectively. The amounts received under such agreements were $396,000, $1,246,000 and $718,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Company's accounts payable and accounts receivable balances to and from the preferred stockholder were $283,000 and $9,000, respectively.

i) TREASURY STOCK - Treasury stock is shown at cost, and at December 31, 1998, 1997 and 1996, consists of 8,256,847, 7,541,820 and 6,529,181 shares, respectively, of common stock.

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

                      1998        1997        1996
                      ----        ----        ----
    January 21        $7.69       $5.93       $4.66
    April 21           8.32        6.36        4.48
    July 21            8.09        6.88        4.90
    October 21         9.15        6.90        5.35



k) EARNINGS PER SHARE (EPS) - During 1997, the Company adopted Statement of Financial Standards Accounting Standards (SFAS) No. 128, "Earnings Per Share." All earnings per share amounts presented for prior years have been restated in accordance with SFAS No. 128.

    Basic earnings per share are computed based on the weighted average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effect of stock options and shares granted under the restricted stock compensation plan. Accretion is deducted from net income available to stock holders in computing both basic and diluted earnings per share. Because the impact would have been antidilutive, stock options with an exercise price above fair market value totaling 58,235 shares and 611,303 shares for 1997 and 1996 respectively, were not included in the calculation of diluted earnings per share.

    A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are shown below:

         1998             Income         Shares         EPS
                        -----------     ---------      -----
    Net income          $ 4,704,000
    Less accretion       (1,281,000)
                        -----------
    Basic EPS             3,423,000     5,561,057      $ .62
                                                       =====
    Dilutive effect:
      Stock options                       521,081
      Deferred stock                       68,858
                        -----------     ---------
    Diluted EPS           3,423,000     6,150,996        .56
                        ===========     =========      =====
         1997
    Net income            5,105,000
    Less accretion        (882,000)
                        -----------
    Basic EPS             4,223,000     5,597,940        .75
                                                       =====
    Dilutive effect:
      Stock options                       386,018
      Deferred stock                       48,590
                        -----------     ---------
    Diluted EPS           4,223,000     6,032,548        .70
                        ===========     =========      =====
         1996
    Net income            3,083,000
    Less accretion         (609,000)
                        -----------
    Basic EPS             2,474,000     5,898,069        .42
                                                       =====
    Dilutive effect:
      Stock options                       125,618
      Deferred stock                       30,041
                        -----------     ---------
    Diluted EPS           2,474,000     6,053,728        .41
                        ===========     =========      =====

l) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash and cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

m) ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 9.

n) NEW ACCOUNTING STANDARDS - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which were adopted effective Jan. 1, 1998, did not have any impact on our consolidated financial position, results of operations or cash flows.

----------------------------

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:

                                   1998           1997
                                   ----           ----
Accounts receivable             $ 9,155,000    $ 9,581,000
Accounts receivable-unbilled     15,857,000     14,074,000
Other receivables                   975,000        598,000
Less allowance for doubtful
  accounts                         (879,000)      (696,000)
                                -----------    -----------
                                $25,108,000    $23,557,000
                                ===========    ===========

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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $2,566,000 and $1,292,000 at December 31, 1998 and 1997, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

----------------------------

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised of the following:

                                           1998            1997
                                           ----            ----
Office furniture and equipment         $ 18,095,000    $ 15,839,000
Automotive equipment                          9,000           9,000
Leasehold improvements                    1,743,000       1,557,000
Capitalized software                      1,365,000         702,000
                                       ------------    ------------
                                         21,212,000      18,107,000
Less accumulated depreciation
  and amortization                      (11,578,000)    (10,786,000)
                                       ------------    ------------
                                       $  9,634,000    $  7,321,000
                                       ============    ============

NOTE 4 - OTHER ASSETS

Other assets are comprised of the following:

                                     1998          1997
                                     ----          ----
Contract retentions               $1,463,000    $1,341,000
Deposits                             156,000       172,000
Other                                131,000       172,000
                                  ----------    ----------
                                  $1,750,000    $1,685,000
                                  ==========    ==========

----------------------------

NOTE 5 - ACCRUED COMPENSATION

Accrued compensation is comprised of the following:

                                      1998           1997
                                      ----           ----
Accrued bonus payable              $2,126,000     $2,865,000
Accrued profit                        593,000        385,000
Accrued payroll                     3,101,000      2,473,000
                                   ----------     ----------
                                   $5,820,000     $5,723,000
                                   ==========     ==========

-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE

Notes payable is comprised of the following:

                                                  1998         1997
                                                  ----         ----
Bank line of credit, secured by
  accounts receivable and certain
  fixed assets; interest at prime
  (7.75% at December 31, 1998)                 $1,266,000   $2,658,000

At December 31, 1998, the bank line of credit provided borrowings up to $12.0 million with all borrowings due December 1, 1999. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 1998.

At December 31, 1998 and 1997, the Company had 6 outstanding unsecured notes payable which are subordinated to the bank arising from repurchases of the Company's stock. The following notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate (4.5% at December 31, 1998) or 10%.

                                          1998          1997
                                          ----          ----
Subordinated notes payable              $ 833,000    $1,123,000
Less: Current portion                    (474,000)     (477,000)
                                        ---------    ----------
                                        $ 359,000    $  646,000
                                        =========    ==========

The maturities of notes payable during each fiscal year are as follows: 1999 - $474,000, 2000 - $359,000 and 2001 - $0.

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:

                       1998         1997          1996
                       ----         ----          ----
Current:
   Federal          $3,310,000    $3,777,000    $2,651,000
   State               368,000       774,000       584,000
                    ----------   -----------   -----------
                     3,678,000     4,551,000     3,235,000
                    ----------   -----------   -----------

Deferred:
   Federal            (688,000)   (1,348,000)     (911,000)
   State              (154,000)     (206,000)     (186,000)
                    ----------   -----------   -----------
                    $ (842,000)  $(1,554,000)  $(1,097,000)
                    ==========   ===========   ===========


Exercise of stock options not
treated as a reduction of
income tax expense                    570,000       156,000        62,000
                                   ----------    ----------    ----------
                                   $3,406,000    $3,153,000    $2,200,000
                                   ==========    ==========    ==========

Deferred tax (liabilities) assets are comprised of the following:

                                             1998          1997
                                             ----          ----
Accelerated depreciation                  $  544,000    $  548,000
Unbilled accounts receivable               2,094,000     1,785,000
Reserves                                    (336,000)     (272,000)
Accrued compensation and
   benefits
Cash to accrual basis election             1,065,000     2,181,000
Other                                        (86,000)     (119,000)
                                          ----------    ----------
                                          $3,281,000    $4,123,000
                                          ==========    ==========

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                          1998          1997          1996
                                          ----          ----          ----
Provision for income taxes
   at statutory rate                   $2,757,000    $2,808,000    $1,796,000
                                       ----------    ----------    ----------
State income taxes, net
   benefit                                384,000       358,000       233,000
Other                                     265,000       (13,000)      171,000
                                       ----------    ----------    ----------
                                       $3,406,000    $3,153,000    $2,200,000
                                       ==========    ==========    ==========


The exercise of stock options represents tax benefits reflected as reductions of taxes currently payable, however, they are not treated as a reduction of income tax expense for financial reporting purposes.

----------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $3,426,000, $3,253,000 and $3,187,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease commitments under operating leases at December 31, 1998 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Fiscal                  Lease
            Year Ending             Commitment
            -----------             ----------
               1999                 $ 3,367,000
               2000                   2,817,000
               2001                   2,301,000
               2002                   1,431,000
               2003                     918,000
            Thereafter                  212,000
                                    -----------
                                    $11,046,000
                                    ===========

The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 1998 and 1997, $34,000 and $44,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.

----------------------------

NOTE 9 - STOCK OPTIONS AND BENEFIT PLANS

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the current stock price of the Company's common stock at the date of grant, become exercisable one year to three years from the date of grant, and expire in four years. Changes during the years ended December 31, 1998, 1997 and 1996 under the plan were as follows:

                                           Avg.
                                         Exercise           Total
                              Number     Price per         Option
                            of Shares      Share            Value
                            ---------      -----         -----------
December 31, 1995           1,892,645      $4.99         $ 9,441,000
Granted                       507,051       4.84           2,456,000
Canceled                     (488,994)      6.03          (2,951,000)
Exercised                    (273,213)      4.14          (1,132,000)
                            ---------      -----         -----------

December 31, 1996           1,637,489       4.77           7,814,000
Granted                       691,498       6.45           4,460,000
Canceled                     (254,460)      6.31          (1,607,000)
Exercised                    (340,907)      4.90          (1,671,000)
                            ---------      -----         -----------

December 31, 1997           1,733,620       5.19           8,996,000
Granted                       618,506       8.16           5,045,000
Canceled                      (92,036)      5.81            (534,000)
Exercised                    (434,844)      4.56          (1,982,000)
                            ---------      -----         -----------

December 31, 1998           1,825,246      $6.31         $11,525,000
                            =========      =====         ===========

During the years ended December 31, 1998, 1997 and 1996, options on 548,987, 623,704 and 447,027 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. Prior to 1991, the number of options earned was based primarily on a formula tied to an annualized funded value of contract awards. In 1991 and thereafter, options are earned primarily based on a formula tied to financial recorded gross profit. Approximately 11% of all option grants are given to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 1998:

          Options outstanding at December 31, 1998
----------------------------------------------------------------
   Range                          Weighted-      Weighted-Avg.
of Exercise          Number        Average         Remaining
  Prices           Outstanding  Exercise Price  Contractual Life
  ------           -----------  --------------  ----------------
$3.91-$5.85           647,942       $4.50           2 Years

$6.06-$9.11         1,177,304       $7.31           4 Years


      Options Exercisable at December 31, 1998
----------------------------------------------------
   Range
of Exercise            Number       Weighted-Average
   Prices            Exercisable    Exercise Price
   ------            -----------    --------------
$3.91-$5.85            442,772          $4.33

$6.06-$9.11            120,711          $6.66


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 1998          1997          1996
                              ----------    ----------    ----------
Net income
      As reported             $4,704,000    $5,105,000    $3,083,000
      Pro Forma                3,431,000     5,406,360     2,979,000

Basic earnings per share
      As reported                    .62           .75           .42
      Pro Forma                      .62           .73           .40

Diluted earnings per share
      As reported                    .56           .70           .41
      Pro Forma                      .56           .68           .39

The fair value of each option is estimated at the time of grant as its minimum value, which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 5.5%, 6.5% and 6.5% for 1998, 1997 and 1996 respectively, and a weighted-average expected life of 4 years for 1997 and 1998 and 2.2 years for 1996. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $1.76, $1.24 and $0.61, respectively.

At December 31, 1998, 1997 and 1996 there were options outstanding at prices ranging from $3.91 to $9.15, $3.91 to $6.90 and $3.84 to $6.32, respectively, with expiration dates through 2002. Of the options outstanding at December 31, 1998, 1997 and 1996, options to purchase 563,483, 518,132 and 654,782 shares, respectively, were immediately exercisable at prices ranging from $3.91 to $9.15, $3.84 to $6.90 and $3.84 to $6.32, per share, respectively.

As of December 31, 1998, 1997 and 1996, 9,664,260, 10,282,766 and 10,974,264
shares, respectively, were reserved for future issuances under the stock option plan.

The Company offers eligible employees in its Technical Services and Tactical Systems Division the option to contribute to a deferred compensation 401(k) plan. Prior to 1991, the Company made no contributions to the plan. In 1991 and thereafter, the Company made a matching contribution of Company stock of 20% of the employee contributions. For the years ended December 31, 1998, 1997 and 1996, 11,216, 9,052 and 6,891 shares, totaling $93,000, $60,000 and $34,000 respectively, were contributed to the plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of SPARTA stock which become fully vested after a five year period. Shares are forfeited if the participant leaves the Company prior to vesting. During 1998, 22,106 shares of restricted stock were granted at a price of $7.69 per share. During 1997, 25,294 shares of restricted stock were granted at a price of $5.93 per share and 8,583 shares previously granted at a price of $4.66 per share were retired. Compensation expense of $81,000 and $48,000 was recognized in 1998 and 1997, respectively.

The Company pays a portion of annual bonuses in the form of stock. For the years ended December 31, 1998, 1997 and 1996, 65,363, 110,340 and 74,437 shares totaling $635,000, $856,000 and $442,000 respectively were issued under the plan.

The Company has a defined contribution retirement plan for all eligible employees except employees in the Company's technical systems business unit. The Company's contributions for this plan for the years ended December 31, 1998, 1997 and 1996 were $3,821,000, $3,055,000 and $2,617,000 respectively. A portion of the contributions to the plan were in the form of common stock. For the years ended December 31, 1998, 1997 and 1996, 236,080, 232,620 and 267,644 shares, totaling $1,927,000, $1,492,000 and $1,286,000 respectively, were contributed to the plan.

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

     Signature                              Title                             Date
     ---------                              -----                             ----

     /s/ Wayne R. Winton           Chairman of the Board,                  March 26, 1999
-----------------------------      Chief Executive Officer and Director
Wayne R. Winton

     /s/ Robert C. Sepucha         Director                                March 26, 1999
-----------------------------
Robert C. Sepucha

     /s/ R. Steve McCarter         Director                                March 26, 1999
-----------------------------
R. Steve McCarter

     /s/ Carl T. Case              Director                                March 26, 1999
-----------------------------
Carl T. Case

     /s/ John L. Allen             Director                                March 26, 1999
-----------------------------
John L. Allen

     /s/ Robert L. Johnson         Director                                March 26, 1999
-----------------------------
Robert L. Johnson

     /s/ Rock N. Hankin            Director                                March 26, 1999
-----------------------------
Rock N. Hankin

     /s/ John L. Piotrowski        Director                                March 26, 1999
-----------------------------
John L. Piotrowski

     /s/ Clarke E. Reynolds        Director                                March 26, 1999
-----------------------------
Clarke E. Reynolds

     /s/ Robert B. Buchanan
-----------------------------      Director                                March 26,1999
Robert B. Buchanan

     /s/ B. Warren Knudson         Vice President, Treasurer and Chief     March 26, 1999
-----------------------------      Financial Officer (Principal
B. Warren Knudson                  Accounting Officer)

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

10.4(1)     Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3) Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications International Corporation

10.15(4) Fourth Amended and Restated Loan Agreement, dated August 3, 1995, between the Company and Union Bank, as amended.

10.16(5)    1987 SPARTA, Inc. Nonqualified Stock Option Plan, as amended

10.17(6) Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility

10.18(7)    1997 Stock Plan.

10.19(7)    Forms of Stock Option Agreement and Stock Bonus Agreement used under
            1997 Stock Plan

22.         The Company had one subsidiary, Commercial Technology Inc., (dba
            SPARTA Marine Instrumentation ["SMI"]), which was a wholly-owned subsidiary incorporated in California. The Company has closed SMI operations and assigned and transferred rights, title, and interest in all but the primary contracts to a legal entity separate from the Company.

23.         Consent of PricewaterhouseCoopers LLP

27          Financial Data Schedule

--------------
(1) Incorporated herein by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10K for the year ended December 31, 1993.

(3) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended December 30, 1994.

(4) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended December 29, 1995.

(5) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 3, 1997.

(6) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 2, 1998.

(7) Incorporated herein by reference to the exhibit contained in the Company's report on Form S-8 (Commission File No. 333-72541).