Form 10-Q
period 1999-06-30
SPARTA INC /DE
filed 1999-08-13
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended              June 30, 1999
                                    ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

     Commission file number            0-21682
                             ------------------------


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

As of July 4, 1999, the registrant had 5,670,063 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX

                                                                           Page
                                                                           ----
PART I  FINANCIAL STATEMENTS

ITEM 1  Quarterly Financial Statements

        Statements of Income for the Three and Six Months Periods
        Ended June 30, 1999 and June 30, 1998 (Unaudited)

        Balance Sheets as of June 30, 1999 and
        December 31, 1998 (Unaudited)

        Statement of Cash Flows for the Six Months Ended
        June 30, 1999 and June 30, 1998 (Unaudited)

        Notes to Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk

PART II OTHER INFORMATION

SIGNATURE

                                     PART I

                              FINANCIAL STATEMENTS

                                  SPARTA, INC.

                              STATEMENT OF INCOME
                                  (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                       ---------------------------     ---------------------------
                                           1999           1998             1999           1998
                                       -----------     -----------     -----------     -----------
Sales                                  $27,727,000     $23,650,000     $53,245,000     $46,594,000
                                       -----------     -----------     -----------     -----------

COSTS AND EXPENSES:

  Labor costs and related benefits      14,438,000      12,096,000      29,447,000      24,537,000

  Subcontractor and other costs          7,877,000       6,717,000      13,666,000      12,582,000

  Facility costs                         2,082,000       1,823,000       3,909,000       3,636,000

  Travel and other                       1,139,000       1,044,000       1,535,000       1,684,000

  Interest expense, net                     43,000         116,000         128,000         198,000
                                       -----------     -----------     -----------     -----------

                                        25,579,000      21,796,000      48,685,000      42,637,000
                                       -----------     -----------     -----------     -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                        2,148,000       1,854,000       4,560,000       3,957,000

PROVISION FOR TAXES ON INCOME              859,000         779,000       1,824,000       1,662,000
                                       -----------     -----------     -----------     -----------

NET INCOME                             $ 1,289,000     $ 1,075,000     $ 2,736,000     $ 2,295,000
                                       ===========     ===========     ===========     ===========

BASIC EARNINGS PER SHARE               $      0.15     $      0.13     $      0.35     $      0.26
                                       ===========     ===========     ===========     ===========

DILUTED EARNINGS PER SHARE             $      0.14     $      0.12     $      0.33     $      0.25
                                       ===========     ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                      JUNE 30,        DECEMBER 31,
                                                                       1999               1998
                                                                    ------------      ------------
                                                                    (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                              $    224,000      $    174,000
  Accounts receivable                                                 21,465,000        25,108,000
  Prepaid expenses                                                       751,000           548,000
  Income taxes receivable                                                     --           556,000
                                                                    ------------      ------------
    TOTAL CURRENT ASSETS                                              22,440,000        26,386,000

  Equipment and improvements, net                                      9,963,000         9,634,000
  Other assets                                                         1,971,000         1,750,000
                                                                    ------------      ------------
    TOTAL ASSETS                                                    $ 34,374,000      $ 37,770,000
                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                              $  5,183,000      $  5,820,000
  Accounts payable and other accrued expenses                          2,244,000         5,525,000
  Current portion of subordinated notes payable                          714,000           474,000
  Income tax payable                                                          --                --
  Deferred income taxes                                                2,171,000         2,737,000
                                                                    ------------      ------------
    TOTAL CURRENT LIABILITIES                                         10,312,000        14,556,000

NOTES PAYABLE                                                                 --         1,266,000
SUBORDINATED NOTES PAYABLE                                               458,000           359,000
DEFERRED INCOME TAXES                                                    820,000           544,000

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  569,039 and 569,039 shares issued and outstanding                    5,964,000         5,207,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares authorized;
  14,376,253 and 13,886,286 shares issued                                144,000           139,000
  Additional paid-in capital                                          35,600,000        32,077,000
  Retained earnings                                                   30,555,000        28,576,000
  Treasury stock                                                     (49,479,000)      (44,954,000)
                                                                    ------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                                        16,820,000        15,838,000
                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 34,374,000      $ 37,770,000
                                                                    ============      ============

    The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                   1999             1998
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $ 2,736,000      $ 2,295,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 860,000          751,000
      Loss on sale of equipment                                     216,000            5,000
      Employee compensation paid in stock                         1,908,000        1,969,000

      Changes in assets and liabilities:
         Accounts receivable                                      3,643,000        2,964,000
         Prepaid expenses                                          (203,000)        (125,000)
         Other assets                                              (221,000)         141,000
         Accrued compensation                                      (637,000)      (2,068,000)
         Accounts payable and other accrued expense              (3,281,000)      (2,283,000)
         Income taxes payable/receivable                            835,000         (223,000)
         Deferred income taxes                                     (564,000)        (566,000)
      Tax benefit relating to stock plan                            434,000          357,000
                                                                -----------      -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               5,726,000        3,217,000
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (1,405,000)      (1,840,000)
                                                                -----------      -----------
          NET CASH USED IN INVESTING ACTIVITIES                  (1,405,000)      (1,840,000)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                 1,186,000        1,094,000
  Purchases of treasury stock                                    (4,092,000)      (2,033,000)
  Net (repayments) borrowing under line-of-credit agreement      (1,266,000)         268,000
  Principal payments on debt                                        (99,000)        (660,000)
                                                                -----------      -----------
          NET CASH USED IN FINANCING ACTIVITIES                  (4,271,000)      (1,331,000)
                                                                -----------      -----------

NET INCREASE IN CASH                                                 50,000           46,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    174,000          198,000
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   224,000      $   244,000
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

    Interest                                                    $   136,000      $   202,000
                                                                ===========      ===========
    Income taxes                                                $ 1,555,000      $ 2,451,000
                                                                ===========      ===========

    The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on January 3, 1999 and its second quarter ended July 4, 1999 and corresponding second quarter last year on July 5, 1998. To aid the reader of the financial statements, the year-end has been presented as December 31, 1998 and the quarters and six months ended June 30, 1999 and June 30, 1998.

In the opinion of management, the unaudited financial information for the three and six-month periods ended June 30, 1999 and June 30, 1998 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $2,528,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at June 30, 1999.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE D - COMPUTATION OF PER SHARE EARNINGS


                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                  JUNE 30,                          JUNE 30,
                       ----------------------------      ----------------------------
                          1999              1998             1999            1998
                       -----------      -----------      -----------      -----------
BASIC EPS
  Net income           $ 1,289,000      $ 1,075,000      $ 2,736,000      $ 2,295,000
  Less accretion          (438,000)        (359,000)        (756,000)        (808,000)
                       -----------      -----------      -----------      -----------
                       $   851,000      $   716,000      $ 1,980,000      $ 1,487,000
                       ===========      ===========      ===========      ===========

Shares outstanding       5,648,381        5,533,959        5,593,873        5,630,489

Per share amounts      $      0.15      $      0.13      $      0.35      $      0.26
                       ===========      ===========      ===========      ===========

DILUTIVE EFFECT
  Net income           $ 1,289,000      $ 1,075,000      $ 2,736,000      $ 2,295,000
  Less accretion          (438,000)        (359,000)        (756,000)        (808,000)
                       -----------      -----------      -----------      -----------
                       $   851,000      $   716,000      $ 1,980,000      $ 1,487,000
                       ===========      ===========      ===========      ===========

Shares outstanding       5,648,381        5,533,959        5,593,873        5,630,489
Stock options              541,945          546,784          263,836          261,431
Deferred Stock              87,395           68,858           87,395           68,858
                       -----------      -----------      -----------      -----------
                         6,277,721        6,149,601        5,945,104        5,960,778

Per share amounts      $      0.14      $      0.12      $      0.33      $      0.25
                       ===========      ===========      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference refer to the Company's Form 10-K for the year ended December 31, 1998.

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS

                                      Three months ended               Six months ended
                                           June 30,                         June 30,
                                 ----------------------------      ---------------------------
                                    1999             1998              1999           1998
                                 -----------      -----------      ------------    -----------
Sales                            $27,727,000      $23,650,000      $53,245,000     $46,594,000
Gross profit (1)                   2,555,000        2,093,000        4,825,000       4,312,000
Gross profit as a % of costs           10.15%            9.71%            9.96%          10.20%
Net income (2)                     1,289,000        1,075,000        2,736,000       2,295,000
Number of staff                          721              679              721             679

                                                        Balance at
                                       --------------------------------------------
                                         June 30,      December 31,      June 30,
                                           1999            1998            1998
                                       ------------    ------------     -----------
Funded 12 month backlog                $ 50,000,000    $ 37,600,000     $35,900,000
Total 12 month contract backlog         116,600,000     104,700,000      88,900,000
Stockholders equity                      16,820,000      15,838,000      14,915,000
Equity per share (3)                           2.97            2.81            2.63
Stock repurchase notes                    1,172,000         833,000         874,000
Line of credit                                   --       1,266,000       2,925,000
Number in days sales in receivables              75              82              80
Current ratio                                   2.3             2.1             2.9

----------------
(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)  Prior to adjustments for interest and accretion on stock - See Exhibit 11.

(3)  Equity per share based on common stock outstanding for period ending.

REVENUES

The Company's contract revenues for the second quarter and the first six months of 1999 were up 17.2% and 14.3%, respectively, from the corresponding periods in 1998 due to increased project billings including the effect of new work as described below. Gross profit for the three-month and six-month periods ended June 30, 1999 was up 22.1% and 11.9%, respectively, when compared to the corresponding periods of 1998. Gross profit as a percent of costs increased to 10.15% from 9.71% for the corresponding quarter in 1998 but decreased to 9.96% from 10.20% for the respective six-month period in 1998. Profit rates continue to trend at historical levels.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had five major competitive wins and one major non-competitive win during the second quarter. As a subcontractor to SRS, the Company's Defense Programs Operation and Systems Engineering & Simulation Division won the re-compete of the Army Space Command's Space Initiative Support (SIS) program, a contract valued at a minimum of

$7,500,000 and as high as $30,000,000 over five years. The Company's Advanced Systems Technology Operation won the Threat Systems Engineering Support contract from the Ballistic Missile Defense Organization. This contract is valued at $9,500,000 over five years. The Company's Technical Services Operation won the Common Airborne Instrumentation System (CAIS) contract from the Naval Weapons Center. This contract is valued at $7,500,000 over five years. As a subcontractor to Raytheon Systems, the Company's Distributed Software and Simulation Operation and Integrated Data Systems Operation won the Army Space and Missile Defense Command's Extended Air Defense Test Bed (EADTB) program. This contract is valued at $13,000,000 over ten years. The final major competitive win was by the Company's International Systems Operation as the prime contractor on the Offensive Missile Systems contract for MSIC. This contract is valued at $40,000,000 over five years. In addition, the Company's Integrated Data Systems Operation signed a non-competitive contract with iScreen(TM) LLC, for the production of vision screening devices, associated software, and network installation. This is a two-year contract, expected to realize $3,200,000 of sales during that period.

The Company experienced four major competitive losses during the second quarter. One was the Ballistic Missile Defense Organization's Test and Evaluation program as a subcontractor to SRS valued at $2,500,000 over five years. Another loss was the Defense Supply Center's Modeling and Simulation Information Analysis Center (MSIAC) program as a subcontractor to Booz-Allen Hamilton. This was a $5,000,000 program over ten years. Also lost was a $5,000,000 program over five years for XOR Support to the Air Force. The final loss was a $2,500,000 program over two years for the IMMC SETA for AMCOM.

Annualized contract backlog increased 1.2% in the second quarter over the backlog at the end of the first quarter. Annualized contract backlog went from $115,200,000 to $116,600,000 at the end of the second quarter. The annualized proposal backlog also increased, with the award decision on several key proposals due in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $12,000,000. There were no borrowings under the line of credit at June 30, 1999. Days sales outstanding decreased to 75 days at June 30, 1999 from 88 days and 80 days at March 31, 1999 and June 30, 1998, respectively. The Company continues to actively monitor receivables with emphasis placed on collection activities. The Company's debt-to-equity ratio, as defined by the bank, was 0.4 at June 30, 1999 versus 0.5 at December 31, 1998 and 0.5 at June 30, 1998. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

The Company increased stockholders' equity from $15,838,000 at the end of 1998 to $16,820,000 at June 30, 1999. The Company's strong earnings and net proceeds from the sale and repurchase of stock have accounted for this increase. The Company is now repurchasing all the stock from terminating employees and intends to continue to do so for the foreseeable future, using cash and subordinated stock notes as necessary.

STOCK PURCHASE AGREEMENT

In November, 1994 the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"). SAIC suspended its purchase of Company preferred stock in the last quarter of 1996 and has purchased no stock since that time. The total purchase as of June 30, 1999 of $2,400,000 (569,039 shares) of Company Preferred Stock represents 9.12% of the Company's total outstanding stock. Through June 30, 1999 accretion of Preferred Stock was $3,564,000. It is the Company's intent, with which SAIC has agreed, to begin quarterly repurchases of stock held by SAIC. The Company plans to do this within the Company's quarterly stock repurchase limitation. In the second quarter quarterly stock repurchase, the company repurchased 95,573 shares of stock held by SAIC for $1,001,605.


EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 87% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the government is generally obligated to pay the contract costs incurred by the Company, plus any non-cancelable obligations, and a fee for the work completed. There were no contracts terminated in the second quarter of 1999. However, no assurances can be given that such events will not occur in the future.

U.S. government contracts are also conditioned upon the continuing availability of congressional appropriations. The Department of Defense Budget is currently under review by Congress as part of the appropriations process for the federal budget for government fiscal year 2000. Funding in support of the current peacekeeping efforts in Kosovo could impact defense spending for other programs. However, at this time, the Company anticipates little or no impact to the Company's 1999 sales forecast.

YEAR 2000

THE STATEMENTS IN THE FOLLOWING SECTION CONSTITUTE "YEAR2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

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

IT REMEDIATION PLAN - The Corporate Information Systems Director [CISD] has established a four-phase program, as shown in the accompanying chart, to ensure that its IT systems will be ready for YEAR 2000.

                  7/1/98 TO   10/1/98 T0    1/1/99 TO    4/1/99 TO    7/1/99 TO     10/1/99 TO
IT REMEDIATION     9/30/98     12/31/98      3/31/99      6/30/99      9/30/99       12/31/99
----------------------------------------------------------------------------------------------
P I - Increasing
  Awareness       |------------------------------------------------------------------------|

P II - Developing
 and Assessing                    |---------------------------------------|

P III - Remediation                  |---------------------------------------------------------|

P IV - Testing                                    |--------------------------------------------|

NON-IT REMEDIATION

Evaluation of
 Embedded Chip
 Systems                          |----------------|

Remediation and
 Test of Embedded
 Systems                                        |------------------------------|

Contingency Planning                              |-------------------------------------------|

Phase one, increasing internal awareness, was begun several years ago and is an on-going activity assuring that YEAR 2000 issues are an integral part of all IT decisions. Phase two, developing and assessing an inventory of IT systems for the purpose of identifying YEAR 2000 issues is 85% completed and is expected to be completed by August, 1999. Remediation, phase three, will consist of upgrade or replacement of hardware and software identified with YEAR 2000 issues. This process has been on going for the Company's desktop PCs, servers, and networking equipment and is estimated to be 85% complete. Remediation of all identified issues is planned by September 1999, with the exception of the corporate human resources and benefits management system. The HR system is being replaced; however, the system is not expected to be fully operational prior to year-end. Contingency operations have been planned and will be implemented and tested by October 1999. The contingency system will allow uninterrupted provision of HR services across the year-end and transition to the replacement system. The fourth phase, testing, has also been on-going for stand-alone systems once corrected (e.g., upgrading of PC bios) and will be completed by October, 1999 for all stand-alone and integrated, networked components. The Company's legacy accounting and financial system has been replaced by a commercial system with vendor assurances of YEAR 2000 compliance. During the test phase, the Company will perform tests on the system to confirm vendor representations.

The Company also delivers internally developed software to customers under contract, sometimes with commercially supplied hardware. In general, contracts entered into to date for Company developed software have not included requirements for YEAR 2000 compliance. However, the Company is evaluating software delivered from 1997 to the present to identify the Company's potential risk from this software. The Company is actively marketing software products developed for the commercial marketplace. All such software is internally YEAR 2000 compliant, but risk from customer's use on non-compliant computers and interfaces with non-compliant software cannot be readily assessed. The Company is making every effort to minimize this risk through licensing and use agreements.

As of this date, it is management's opinion that the Company will meet its plan to be YEAR 2000 ready for all of its Information Technology systems.

NON-IT SYSTEMS - Embedded processors are found in computer-controlled machinery, elevators, telephone systems and security and access systems. The Company has completed inventorying and assessing all non-IT systems. One electronic entry control system, and two telephone systems were found to have Y2K incompatibilities. The entry control system software upgrade is on-hand, awaiting installation. The telephone systems will be replaced. The Company has some embedded chip technology associated with computer controlled manufacturing equipment in its LaJolla facility. The manufacturing systems' YEAR 2000 readiness has been accessed finding no manufacturing dependencies. All of the Company's facilities are leased. Lessors have been asked to identify all facility equipment using embedded chip technology and its YEAR 2000 readiness. As of this date, approximately 25% have answered the Company's request for information. The risks to the Company include temporary disruption of business in facilities barred from access. The Company expects such disruptions to be temporary and short in duration, if they occur at all, but recognizes it cannot control YEAR 2000 compliance in leased facilities and must depend on the cooperation of lessors and management companies in this regard.

BUSINESS PARTNER AND CUSTOMER YEAR 2000 IMPACTS - To maintain its revenue stream, the Company is dependent on its customers, the U.S. Government, and the banking industry to implement YEAR 2000 compliance programs. The Company has initiated communications with its business partners to determine their YEAR 2000 readiness and the extent to which the Company may be vulnerable for their failure to comply. All of the Company customers, suppliers, and subcontractors have similar proprietary interests to the Company in meeting YEAR 2000 Compliance, and the Company does not anticipate significant disruption of business from this source. The Company is dependent on the U.S. Government paying offices for approximately 90% of its contract reimbursements. The Company will be contacting its U. S. Government paying offices to determine their position on expectations for YEAR 2000 compliance. Disruption in the payment process could have a significant impact on the cash flow of the Company and lead to higher than historical borrowings on its line of credit. The Company's credit line expires in December 1999, but management anticipates no issues in renewing the credit line several months prior to expiration. The Company's primary bank has advised that their testing is complete and they are Y2K compliant. The Company's business operations are also dependent to varying degrees on other business partners including, utility companies, payroll processing vendor, insurance and benefit providers, investment fund managers and trustees for retirement plans, communications vendors, and delivery vendors to name the more significant. The Company plans on initiating contact with its business partners to determine their YEAR 2000 readiness and the risk to the Company of any failure to do so. The ability of the Company's business partners to be YEAR 2000 compliant is not in the Company's control. Failure of such third party systems to be compliant or compatible could have a material adverse effect on the Company's results of operations and ability to do business. Such failures, where significant, will be addressed by contingency planning. The Company receives less than 1% of its revenues from contracts with companies or government entities in other countries, and does not anticipate significant risk from those countries' lack of readiness for YEAR 2000.

YEAR 2000 REMEDIATION COSTS - Cost of remediation includes cost to upgrade or replace systems, hardware, software, internal labor, consulting, and YEAR 2000 readiness assessment software. Cost associated with replacement of hardware, software, and embedded chip affected machines is not included in the cost if that replacement was planned and has been merely accelerated for YEAR 2000 readiness. To date, the Company estimates it has spent approximately $65K on this remediation and expects to spend an additional $185K to complete this effort. All costs, except long-lived assets, will be expensed as incurred.

CONTINGENCY PLANS - Upon an assessment of the YEAR 2000 issues, particularly with respect to non-IT issues, the Company will identify reasonable worst case scenario(s). Contingency plans for IT services were addressed previously.

For each scenario so identified, contingency plans will be developed and communicated with employees. A reasonable worst case scenario does not include, for example, the complete disruption of all local utility services for an extended period of time at all Company business locations. Although such an event is not impossible, in the view of management it is highly unlikely. A reasonable worst case scenario may include, however, the inability of the U. S. Government paying offices to meet historical invoice turn around times exacerbated by one or more of the Company's key customers also late in paying open accounts. Other reasonable worst case scenarios may include (a) potential litigation with customers, suppliers or vendors with respect to YEAR 2000 compliance of the Company's products and services; (b) service problems with payroll, benefits and insurance vendors; and/or (c) interruption of subcontracted services and products from vendors required to meet contract obligations on contracts with performance incentives. The impact of any of these scenarios varies but includes increased costs for general and administrative support, higher interest expense to finance operations, and potential reduction or delays in the purchase of Company products. Due to the speculative nature of the schedule and degree of compliance of third parties, it is uncertain whether or not the contingency plans selected will adequately address the impacts on the Company's financial condition once all issues are known after January 1, 2000.

YEAR 2000 FORWARD LOOKING STATEMENTS - The foregoing statements as to costs, dates, intent, belief and current expectations of the Company or its officers with respect to YEAR 2000 issues are forward looking and are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's best estimates and expectations given the information available at the date hereof and may be updated, as additional information becomes available. In addition, such statements are not guarantees of future results or outcomes and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. The Company cautions that it is impossible to predict the impact of certain factors that are not within the control of the Company and there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2 -- CHANGES IN SECURITIES

Not Applicable

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on May 21, 1999 at which time proxies and shareholders present voted for the 1997 Stock Plan, the Amended and Restated Certificate of Incorporation, the Directors, and the continuation of PricewaterhouseCoopers as auditor.

ITEM 5 -- OTHER MATERIALLY IMPORTANT EVENTS

Not Applicable

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

(a) Exhibits

      27 --  Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SPARTA, INC.


                                            /s/ B. Warren Knudson
                                            ------------------------------------
Date: August 13, 1999                       B. Warren Knudson
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Finance and
                                            Accounting Officer)

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER           DESCRIPTION
          -------          -----------
            27             Financial Data Schedule