Form 10-Q
period 1999-09-30
SPARTA INC /DE
filed 1999-11-16
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended              September 30, 1999
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                        to
                                   -----------------------    ------------------


    Commission file number           0-21682
                            -----------------------


                                  SPARTA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            63-0775889
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer)
incorporation or organization)                            Identification Number)


23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA           92653-1595
--------------------------------------------------------       -----------------
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

As of October 3, 1999, the registrant had 5,582,445 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I   FINANCIAL STATEMENTS

ITEM 1   Quarterly Financial Statements

         Statements of Income for the Three and Nine Month Periods Ended September 30, 1999 and September 30, 1998

         Balance Sheets as of September 30, 1999 and December 31, 1998

         Statement of Cash Flows for the Nine Month Periods Ended
         September 30, 1999 and September 30, 1998

         Notes to Financial Statements

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

SIGNATURE

PART I -- FINANCIAL STATEMENTS

                                  SPARTA, Inc.

                              STATEMENT OF INCOME
                                  (Unaudited)

                                           Three Months ended               Nine Months ended
                                              September 30,                  September 30,
                                       ---------------------------     ---------------------------
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
Sales                                  $29,458,000     $24,169,000     $82,702,000     $70,763,000
                                       -----------     -----------     -----------     -----------

Costs and expenses:

  Labor costs and related benefits      14,811,000      14,100,000      44,258,000      38,637,000

  Subcontractor and other costs          9,157,000       5,824,000      22,823,000      18,406,000

  Facility costs                         2,011,000       1,798,000       5,920,000       5,434,000

  Travel and other                         695,000         515,000       2,228,000       2,199,000

  Interest expense, net                     17,000          58,000         145,000         256,000
                                       -----------     -----------     -----------     -----------
                                        26,691,000      22,295,000      75,374,000      64,932,000
                                       -----------     -----------     -----------     -----------

Income before provision for
  taxes on income                        2,767,000       1,874,000       7,328,000       5,831,000

Provision for taxes on income            1,107,000         787,000       2,931,000       2,449,000
                                       -----------     -----------     -----------     -----------
Net income                             $ 1,660,000     $ 1,087,000     $ 4,397,000     $ 3,382,000
                                       ===========     ===========     ===========     ===========
Basic earnings per share               $      0.21     $      0.20     $      0.57     $      0.48
                                       ===========     ===========     ===========     ===========
Diluted earnings per share             $      0.19     $      0.16     $      0.52     $      0.45
                                       ===========     ===========     ===========     ===========


    The accompanying notes are an integral part of the financial statements

                                  SPARTA, Inc.

                                 BALANCE SHEET
                                  (Unaudited)

                                                                       September 30,        December 31,
                                                                           1999                1998
                                                                       ------------         ------------
ASSETS

Current Assets
  Cash                                                                 $    327,000         $    174,000
  Accounts receivable                                                    21,515,000           25,108,000
  Prepaid expenses                                                          444,000              548,000
  Income taxes receivable                                                   650,000              556,000
                                                                       ------------         ------------
    Total current assets                                                 22,936,000           26,386,000

  Equipment and improvements, net                                        10,115,000            9,634,000
  Other assets                                                            1,788,000            1,750,000
                                                                       ------------         ------------
    TOTAL ASSETS                                                       $ 34,839,000         $ 37,770,000
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued compensation                                                 $  5,182,000         $  5,820,000
  Accounts payable and other accrued expenses                             2,631,000            5,525,000
  Current portion of subordinated notes payable                             815,000              474,000
  Income tax payable                                                             --                   --
  Deferred income taxes                                                   2,737,000            2,737,000
                                                                       ------------         ------------
    Total current liabilities                                            11,365,000           14,556,000

Notes payable                                                                    --            1,266,000
Subordinated notes payable                                                  415,000              359,000
Deferred income taxes                                                       544,000              544,000
Redeemable Preferred Stock
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    473,465 and 569,039 shares issued and outstanding                     5,445,000            5,207,000
Stockholders' equity
  Common stock, $.01 par value, 25,000,000 shares authorized;
    14,477,098 and 13,886,286 shares issued                                 145,000              139,000
  Additional paid-in capital                                             36,959,000           32,077,000
  Retained earnings                                                      31,733,000           28,576,000
  Treasury stock                                                        (51,767,000)         (44,954,000)
                                                                       ------------         ------------
    Total stockholders' equity                                           17,070,000           15,838,000
                                                                       ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 34,839,000         $ 37,770,000
                                                                       ============         ============


    The accompanying notes are an integral part of the financial statements

                                  SPARTA, Inc.

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        Nine Months ended
                                                                          September 30,
                                                                 -----------------------------
                                                                     1999              1998
                                                                 -----------       -----------
Cash flows from operating activities:
  Net Income                                                     $ 4,397,000       $ 3,382,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                1,313,000           960,000
      Loss on sale of equipment                                      213,000            19,000
      Employee compensation paid in stock                          2,486,000         2,382,000
      Changes in assets and liabilities:
         Accounts receivable                                       3,593,000         4,132,000
         Prepaid expenses                                            104,000           (55,000)
         Other assets                                                (38,000)          168,000
         Accrued compensation                                       (638,000)         (998,000)
         Accounts payable and other accrued expense               (2,894,000)       (1,961,000)
         Income taxes payable/receivable                             (95,000)           63,000
         Deferred income taxes                                            --          (847,000)
      Tax benefit relating to stock plan                             655,000           404,000
                                                                 -----------       -----------
          Net cash provided by operating activities                9,096,000         7,649,000
                                                                 -----------       -----------

Cash flows from investing activities:
    Capital expenditures                                          (2,007,000)       (2,707,000)
                                                                 -----------       -----------
          Net cash used in investing activities                   (2,007,000)       (2,707,000)
                                                                 -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                  1,747,000         1,789,000
  Redemption of Preferred Stock                                   (1,001,000)               --
  Purchases of treasury stock                                     (5,919,000)       (3,731,000)
  Net (repayments) borrowing under line-of-credit agreement       (1,266,000)       (2,658,000)
  Principal payments on debt                                        (497,000)         (362,000)
                                                                 -----------       -----------
          Net cash used in financing activities                   (6,936,000)       (4,962,000)
                                                                 -----------       -----------

Net increase in cash                                                 153,000           (20,000)
Cash and cash equivalents at beginning of period                     174,000           198,000
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $   327,000       $   178,000
                                                                 ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $   159,000       $   266,000
                                                                 ===========       ===========
    Income taxes                                                 $ 3,024,000       $ 3,235,000
                                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements.

                                  SPARTA, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on January 3, 1999 and its third quarter ended October 3, 1999 and corresponding third quarter last year on October 4, 1998. To aid the reader of the financial statements, the year-end has been presented as December 31, 1998 and the quarters and nine months ended September 30, 1999 and September 30, 1998.

In the opinion of management, the unaudited financial information for the three and nine-month periods ended September 30, 1999 and September 30, 1998 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $2,474,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at September 30, 1999.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE D - COMPUTATION OF PER SHARE EARNINGS

                                 Three months ended               Nine months ended
                                    September 30,                   September 30,
                           ----------------------------     ----------------------------
                               1999             1998            1999             1998
                           -----------      -----------     -----------      -----------
BASIC EPS
  Net income               $ 1,660,000      $ 1,087,000     $ 4,397,000      $ 3,382,000
  Accretion adjustment        (483,000)              --      (1,240,000)        (678,000)
                           -----------      -----------     -----------      -----------
                           $ 1,177,000      $ 1,087,000     $ 3,157,000      $ 2,704,000
                           ===========      ===========     ===========      ===========

Shares outstanding           5,648,381        5,533,959       5,541,212        5,587,676

Per share amounts          $      0.21      $      0.20     $      0.57      $      0.48
                           ===========      ===========     ===========      ===========

DILUTIVE EFFECT
  Net income               $ 1,660,000      $ 1,087,000     $ 4,397,000      $ 3,382,000
  Accretion adjustment        (483,000)              --      (1,240,000)        (678,000)
                           -----------      -----------     -----------      -----------
                           $ 1,177,000      $ 1,087,000     $ 3,157,000      $ 2,704,000
                           ===========      ===========     ===========      ===========

Shares outstanding           5,648,381        5,533,959       5,541,212        5,587,676
Stock options                  594,081          498,315         412,357          386,009
Preferred Stock                                 569,037
Deferred Stock                 102,395           68,858         102,395           68,858
                           -----------      -----------     -----------      -----------
                             6,344,857        6,670,169       6,055,964        6,042,543

   Per share amounts       $      0.19      $      0.16     $      0.52      $      0.45
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

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS

                                     Three months ended              Nine months ended
                                        September 30,                   September 30,
                                 --------------------------      --------------------------
                                    1999            1998            1999            1998
                                 ----------      ----------      ----------      ----------
Sales                            29,458,000      24,169,000      82,702,000      70,763,000
Gross profit (1)                  2,676,000       2,231,000       7,501,000       6,543,000
Gross profit as a % of costs           9.99%          10.17%           9.97%          10.19%
Net income (2)                    1,660,000       1,087,000       4,397,000       3,382,000
Number of staff                         724             699             724             699

                                                         Balance at
                                       ---------------------------------------------
                                       September 30,    December 31,   September 30,
                                            1999            1998            1998
                                       -------------    ------------   -------------
Funded 12 month backlog                  44,200,000      37,600,000      33,000,000
Total 12 month contract backlog         123,900,000     104,700,000     105,200,000
Stockholders equity                      17,070,000      15,838,000      16,001,000
Equity per share (3)                           3.06            2.81            2.58
Stock repurchase notes                    1,230,000         833,000         761,000
Line of credit                                   --       1,266,000              --
Number in days sales in receivables              71              82              75
Current ratio                                   2.4             2.1             2.4

----------------
(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)   Prior to adjustments for interest and accretion on stock - See Note D.

(3)   Equity per share based on common stock outstanding for period ending.

REVENUES

The Company's contract revenues for the third quarter and the first nine months of 1999 were up 21.9% and 16.9%, respectively, from the corresponding periods in 1998 due to increased project billings including the effect of new work as described below. Gross profit for the three-month and nine-month periods ended September 30, 1999 was up 19.9% and 14.6%, respectively, when compared to the corresponding periods of 1998. Gross profit as a percent of costs decreased to 9.99% from 10.17% for the corresponding quarter in 1998 and decreased to 9.97% from 10.19% for the respective nine-month period in 1998. Profit rates continue to trend at historical levels.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had three major wins and no major competitive losses during the third quarter. The major wins consisted of: (1) the $48,000,000 5 year Missile Interface Definition contract from the Army Space and Missile Defense Command [SMDC] by the Defense Programs Operations [DPO] (a sole source follow-on to a contract DPO has held for 10 years);

(2) the $5,000,000 5 year AF/XOR Support contract for AFSMC as subcontractor to Horizons Technology by the Technical Services Operations [TSO]; and 3) a $3,000,000 3 year SBIRS-Low contract for Air Force Space and Missile Command [AFSMC] as subcontractor to TRW by the Systems and Missile Defense Operations [SMDO].

As a result of these new contract wins and expected funding increases, annualized contract backlog increased by over $7,000,000 (6.4%) during the quarter to $124,000,000. In 1999, the Company's annualized contract backlog has increased by 18.4%.

Proposal backlog increased from $50,092,000 to $63,345,000 (26%) in the third quarter as a result of submittal of several sizable proposals in September, providing the opportunity for an additional increase in contract backlog over the next 6 months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's loan agreement, which was to mature in December, 1999, was renegotiated with the bank to run to July 2, 2001. The Company's line of credit limit under the new agreement is $10,000,000. There were no borrowings under the line of credit at September 30, 1999. Days sales outstanding decreased to 71 days at September 30, 1999 from 75 days at June 30, 1999 and 75 days at September 30, 1998. The Company continues to actively monitor receivables with emphasis placed on collection activities. The Company's debt-to-equity ratio, as defined by the bank, was 0.4 at September 30, 1999 versus 0.5 at December 31, 1998 and 0.4 at September 30, 1998. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

The Company increased stockholders' equity from $15,838,000 at the end of 1998 to $17,070,000 at September 30, 1999. The Company's strong earnings and net proceeds from the sale and repurchase of stock have accounted for this increase. The Company is now repurchasing all the stock from terminating employees and intends to continue to do so for the foreseeable future, using cash and subordinated stock notes as necessary.

STOCK PURCHASE AGREEMENT

In November, 1994 the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"). SAIC suspended its purchase of Company preferred stock in the last quarter of 1996 and has purchased no stock since that time. The total purchase as of April 30, 1999 was $2,400,000 (569,039 shares) of Company preferred stock. By agreement with SAIC, the Company began to repurchase SAIC stock in the quarterly repurchase held on May 21, 1999 based on first quarter business results. For the quarterly stock repurchase held on August 23, 1999 based on the second quarter business results, the Company will purchase 26,087 shares of SAIC stock for $300,000, which will bring the total stock repurchase to $1,302,000. Preferred Stock held by SAIC as of September 30, 1999 totaled $1,940,000 (473,465 shares) and represents 7.8% of the Company's total outstanding stock. Through September 30, 1999 accretion of Preferred Stock was $3,505,000. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation. However, due to the limited quarterly repurchase funds available for pro rata repurchase of stock on August 23, owing to the repurchase of $1,065,000 of stock of terminating employees, the Board of Directors authorized the SAIC stock repurchase of $300,000 out of equity.

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

YEAR 2000

THE STATEMENTS IN THE FOLLOWING SECTION CONSTITUTE "YEAR 2000 READINESS DISCLOSURE" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

Phase I, Increasing Internal Awareness, was begun several years ago and is an on-going activity assuring that YEAR2000 issues are an integral part of all IT decisions. Phase II, Developing and Assessing an inventory of IT systems for the purpose of identifying YEAR2000 issues is essentially completed. Remediation, Phase III, will consist of upgrade or replacement of hardware and software identified with YEAR2000 issues. This process has been on going for the Company's desktop PCs, servers, and networking equipment and is estimated to be 95% complete. The Human Resources [HR] system was found to be non-Y2K compliant. A new, compliant HR system was purchased and is being installed; however, the system is not expected to be fully operational by year-end. Contingency operations have been planned and will be implemented and tested by October 1999. The contingency system will allow uninterrupted provision of HR services across the year-end and transition to the replacement system. Phase IV, Testing, has also been on-going for stand-alone systems once corrected (e.g., upgrading of PC bios) and will be completed by early October, 1999 for all stand-alone and integrated, networked components. The Company's legacy accounting and financial system has been replaced in 1997/1998 by a commercial system with vendor assurances of YEAR2000 compliance. During the third quarter, the Company undertook integrated tests on the system to confirm vendor representations. This test is approximately 90% complete and has shown no compliance problems to date. Several minor problems occurred in tool sets developed to interface with the accounting system and have been corrected.

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

YEAR 2000 REMEDIATION COSTS - Cost of remediation includes cost to upgrade or replace systems, hardware, software, internal labor, consulting, and YEAR 2000 readiness assessment software. Cost associated with replacement of hardware, software, and embedded chip affected machines is not included in the cost if that replacement was planned and has been merely accelerated for YEAR 2000 readiness. To date, the Company estimates it has spent approximately $120K on this remediation and expects to spend an additional $60K to complete this effort. All costs, except long-lived assets, will be expensed as incurred.

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

ITEM 1. LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on May 21, 1999 at which time proxies and shareholders present voted for the 1997 Stock Plan, the Amended and Restated Certificate of Incorporation, the Directors, and the continuation of Pricewaterhouse Coopers as auditor.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27 -- Financial Data Schedule

No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SPARTA, INC.


Date: NOVEMBER 12, 1999                      /s/ B. WARREN KNUDSON
                                             -----------------------------------
                                             B. Warren Knudson
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Finance and
                                             Accounting Officer)

                                 EXHIBIT INDEX


             EXHIBIT
             NUMBER            DESCRIPTION
             -------           -----------
               27              Financial Data Schedule