Form 10-K405
period 2000-01-02
SPARTA INC /DE
filed 2000-03-31
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 2, 2000.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                         Commission file number 0-21682

                                  SPARTA, INC.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                                     63-0775889
     ----------------------------------                    -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)


23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA         92653-1595
--------------------------------------------------------      ---------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (949) 768-8161
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                  ---------------------
                   None                                  None
                   ----                                  ----

           Securities registered pursuant to Section 12(g) of the Act:

                        Options to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 27, 2000 was $71,109,317.

As of February 27, 2000, 5,666,081 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS




PART 1

  ITEM 1.     BUSINESS ........................................................1

  ITEM 2.     PROPERTIES.......................................................7

  ITEM 3.     LEGAL PROCEEDINGS................................................7

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............8

PART II

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..............................................8

  ITEM 6.     SELECTED FINANCIAL DATA.........................................11

  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................12

  ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......15

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................15

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................15

PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............15

  ITEM 11.    EXECUTIVE COMPENSATION..........................................18

  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................21

  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................22

  ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K........................................................23

                                     PART I

ITEM 1.           BUSINESS

General

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

SPARTA, Inc. ("SPARTA" or the "Company") performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services and other agencies of the U.S. Department of Defense. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for the Ballistic Missile Defense ("BMD"); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA's technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; advanced signal processing; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft and missile systems.

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

      Performance of scientific, engineering, technical and other services, under contracts with Department of Defense ("DOD") agencies, either as a prime contractor or subcontractor, accounted for approximately 83% of the Company's revenues in the fiscal year ended January 2, 2000. Contracts to other non-DOD government agencies like NASA accounted for an additional 14% of the Company's revenues and 3% of the Company's revenues was commercial work.


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

      The Ballistic Missile Defense Organization ("BMDO") was established as a separate agency of the Department of Defense to integrate into a single agency all the military activities carried out for defense against ballistic missiles by the U.S. Air Force, the U.S. Army and the U.S. Navy. The BMDO is an umbrella organization that funds and supervises technology and system development for defensive systems which defend against both nuclear and non-nuclear ballistic missiles. Contracts for scientific, engineering and technical assistance services for the BMDO have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent congressional concern about the proliferation of nuclear weapons has stabilized government funding in this area. Because of this, BMD continues to be a steady and large part of the Company's business. In 1999, 1998, and 1997, BMD revenues accounted for 37%, 39% and 40%, respectively, of sales. Government BMDO funding for government fiscal year ("GFY") 1999 was $4.2 billion, up from $3.8 billion in GFY 1998. The program, as restructured starting in GFY 1994, emphasized Theater Missile Defense ("TMD") rather than National Missile Defense ("NMD"). On July 23, President Clinton signed the National Missile Defense Act of 1999, which calls for the implementation of a system to protect against limited attacks "as soon as is technologically possible."

      The BMDO budget appropriation for GFY 2000 is $3.8 billion with some renewed emphasis on NMD, as well as continuing support of TMD. Governmental budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect BMD. As a result, there can be no assurance that the present commitment of the United States to BMD will materialize or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and Defense Department agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, which is the impetus for the NMD Act of 1999, will result in the continued funding of strategic defense programs by these agencies.

      The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements. The Company has employees in twenty-two offices, in three companies, and at six government facilities. The offices are in 10 states in proximity to government agencies and private contractors for which services are performed. The Company's three business sectors are given substantial autonomy in identifying and pursuing business opportunities for the Company.

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


      As a result, U.S. government defense and military agencies have relied, in part, on outside service firms such as the Company to assist them in the performance of their responsibilities. Such firms provide analytical, technical and engineering support services throughout the life cycle of complex weapons and defense systems. This life-cycle typically begins with a requirements definition phase in which particular strategic or tactical needs, opportunities, and objectives are identified and the technological requirements and configuration or design of a system are defined in terms of those needs, opportunities, or objectives. Requirements definition involves analyses of numerous and seemingly diverse factors, including (i) the current state of technology; (ii) the performance of existing weapons and defense systems; (iii) developments or changes in military and weapons capabilities of other countries which can create potential new military threats that must be counteracted; (iv) changes in US strategic or tactical policies and the effects of geopolitical developments, which may require changes in defensive strategies or tactics; and (v) budgetary and economic considerations. The life cycle continues through the development, testing, manufacture, deployment, and maintenance of systems and technology.

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

      In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. In addition, there has been a strong movement in acquisition reform resulting from the Federal Acquisition Streamlining Act ("FASA"). Although most experts agree that procurement reform has not been very favorable to small business, it has not adversely impacted the Company's business to date. Another initiative within the government is to out-source all services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. And finally, the government is now using mostly multiple award/task order type contracts for engineering and advisory type services. Because of this, there is greater uncertainty that the Company will receive task orders even after it has been awarded one of these basic contracts.

Company Strategy

      The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 753 employees, of which approximately 70% have earned undergraduate and/or advanced degrees in a wide variety of disciplines including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

      The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past eight years, the Company has succeeded in obtaining larger contracts in more diverse areas, including test and training range support for the U.S. Air Force, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility information systems support work for NASA.


      Due to the size, complexity, and multidisciplinary requirements of many government contracts, teaming arrangements among defense contractors are common, with one contractor serving as the prime contractor and others acting as subcontractors. The Company will continue to follow the practice of teaming with other government contractors to bid on procurements which require capabilities in areas outside of the Company's expertise to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company has been and will continue to pursue subcontractor roles from the large prime contractor system developers. The Company will also continue to pursue small business set-aside programs. The Company expects to remain qualified for small business programs for a few more years. The Company is a small business in most of its business areas because the threshold for contracts is typically 1,000 employees or less.

      Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company is now pursuing the development of products and services that exploit these military technologies in the commercial marketplace. Significant investments were made in 1996, 1997, and 1998 for these technologies. In 1999, investment in these technologies continued but at a reduced rate. Such technologies include lasers for interferometers, lasers for ordnance and mine neutralization, secure communications, advance signal processing software used for filtering and composite materials. There were no significant sales of these technologies or products in the commercial marketplace in 1999.

Organization

      No organizational changes were made in 1999. In 1999, the Company continued to be organized in the following three sectors: (1) Information Systems, (2) Defense & Space Systems and (3) Hardware Systems. This approach, implemented in 1996, integrated the Company's capabilities and resources for key business targets and provided dedicated and focused business development leadership for each of those business areas. Shown below is a summary of the business areas of each sector:

      Defense and Space Systems Sector - This sector performs systems formulation, analysis, engineering, and design for advanced military and space systems.

      Hardware Systems Sector - This sector performs engineering services and hardware analysis, design, development and production of products for military and commercial applications.

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


      The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is now a government mandated award criteria factor. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices at twenty-two locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at government customer facilities in four locations. The

Company's business sectors are given substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

      The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime and a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Woodside Summit Group, Nichols Research, TRW, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed Martin, TRW and Raytheon, among others.

U.S. Government Contracts

      Approximately 97% of the Company's fiscal year 1999 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the Department of Defense. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts are of the task order or delivery order type.

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

      All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended January 2, 1998 (fiscal year 1997). Indirect contract costs for periods subsequent to fiscal year 1997 have been recorded at amounts which are expected to be realized upon final settlement. It's expected that fiscal year 1998 will be audited and settled with the Government in fiscal year 2000.

      The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 1999. The Company does not anticipate any termination of programs and contracts in 2000. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company also would materially affect the revenues and income of the Company.

      In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall Department of Defense budget. The Company's business can also be affected by the 2000 national elections resulting from changes in the Administration or leadership in Congress. It also can be affected by any significant delay between Congress and the Administration in reaching a defense budget accord for government fiscal year 2001.

Backlog

      The following table shows the dollar amount of the Company's 12-month backlog at the dates stated:

                                                          January 2, 2000       January 3, 1999
                                                          ---------------       ---------------
         Funded 12-Month Backlog                            $ 41,900,000          $ 37,600,000
         Unfunded 12-Month Backlog                          $ 74,300,000          $ 67,100,000
                                                            ------------          ------------
            Total Funded/Unfunded Contract Backlog          $116,200,000          $104,700,000
                                                            ============          ============

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

Competition

      The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. government security clearances. Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies that compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal and a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance in recent years. Since an important role of firms such as the Company is to develop requirements for various programs and even, occasionally, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies in response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on prior performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing."

Patents and Proprietary Rights

      The Company, at present, holds a small number of patents. All of these patents are related to defense business conversions, some of which the Company plans to exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas is not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

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

      The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 1999, the Company experienced a higher turnover of employees than in 1998, about the same rate as in 1997. Some of the improvement in 1998 was attributed to an organized Company objective to improve turnover. Although the same effort was made in 1999, the turnover rate increased again due to the high demand for technical staff in both the commercial marketplace and the government contractor marketplace. The Company was able to attract and hire 213 full-time employees in 1999 to replace 172 terminating employees and increase full-time employees by
41. The Company believes that continuation of strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance its employee stock ownership program, and maintain its other incentives at industry comparative levels. Notwithstanding continued growth and the associated strong compensation incentives that result from such growth, there is a shortage of certain technical personnel across the country that the Company needs to perform in its business areas. It is uncertain if the Company will be able to reduce turnover in 2000 like it did in 1998 or achieve its recruitment goals. Future growth is dependent on achieving these goals.

      At January 2, 2000, the Company employed 753 effective full-time employees, a majority of which are based in the Company's facilities in California, Virginia, and Alabama. The Company believes that its employee relations are good, and it has not experienced any labor disputes or work stoppages.

ITEM 2.           PROPERTIES

      The Company's corporate office, comprised of approximately 12,300 square feet of office space leased through May, 2003, are located in Laguna Hills, California. The Company's leased offices, aggregating approximately 256,000 square feet in 22 locations in 10 states, include major offices in the cities of Huntsville, Alabama; San Diego, California; Lancaster, California; El Segundo, California; La Jolla, California; Billerica, Massachusetts; Rosslyn, Virginia; McLean, Virginia; Raleigh, North Carolina; Columbia, Maryland; Colorado Springs, Colorado; and Orlando, Florida. Leases on these and other Company facilities expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities during the fiscal year ended January 2, 2000, was approximately $3,849,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

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


      The Company's policy prior to 1994 was to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately

30% of the Company's total Common Stock then outstanding. Consequently, in April of 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. In 1997, it again became the Company's policy to repurchase the stockholdings of terminating employees. In support of this policy the Board of Directors authorized the Plan Administrator to issue, at his discretion, promissory notes to repurchase terminating employee stock. One new promissory note was issued in 1998 and eight new promissory notes were issued in 1999 to repurchase stock with a value of $195,000 and $1,114,000, respectively. The amount of stock held by former employees decreased from 4.9% (305,700 shares) at the end of 1998 to 4.8% (291,136 shares) at the end of 1999.

      In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The Agreement also grants SAIC the right to require the Company to repurchase all of the Preferred Stock held by SAIC at the then current Formula Price. Repurchase of the stock shall be in cash to the extent that such cash repurchase does not cause the Company to violate its self-imposed stock repurchase limitation. In that event, that portion which cannot be paid in cash shall be paid in a subordinated promissory note. The Company has used the proceeds from sales of Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC discontinued its purchase of Company Preferred Stock in the November 1996, Stock Repurchase Date. The Company began repurchasing the stock held by SAIC starting with the May 21, 1999 Stock Repurchase Date, using funds as available within the stock repurchase limitation. As of January 30, 2000, SAIC owned 430,698 shares of Preferred Stock, which represented 6.9% of the total capital stock outstanding. It is the Company's intent, with which SAIC agrees, to continue repurchasing stock held by SAIC using funds as available within the quarterly stock repurchase limitation.

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

                                         Formula Price
                                    per Share of Common Stock
                                    -------------------------
                                    1999                 1998
                                    -----                ----
         January 21               $    9.71            $   7.69
         April 21                     10.48                8.32
         July 21                      11.50                8.09
         October 21                   11.99                9.15

Dividend Policy

      The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

      As of January 30, 2000, there were approximately 617 holders of record of the Company's Common Stock.

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

ITEM 6.           SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended January 2, 2000. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.

Operating Data:

                                                               Years Ended December 31(1)
                                                      (Amounts in thousands except EPS and share data)
                                          ---------------------------------------------------------------------------
                                          1999             1998              1997              1996              1995
                                          ----             ----              ----              ----              ----
Sales                                  $  115,143        $   97,695        $   85,470        $   67,784        $   62,074
Costs and expenses                        108,988            89,585            77,963            62,501            59,687
Net income (2)                              6,155             4,704             5,105             3,083             1,385
Basic Earnings per share(3)            $     0.85        $     0.62        $     0.75        $     0.42        $     0.21
Diluted Earnings per share(3)          $     0.76        $     0.56        $     0.70        $     0.41        $     0.21
Adjusted Earnings per share (4)                                            $     0.58
Weighted average Common
    Stock outstanding                   6,204,923         6,150,996         6,032,548         6,053,728         6,208,009

Balance Sheet Data:

                                                          Years Ended December 31(1)
                                                            (Amounts in thousands)
                                        -------------------------------------------------------------------
                                          1999           1998           1997           1996           1995
                                        -------        -------        -------        -------        -------
Total assets                            $43,185        $37,770        $33,209        $29,054        $28,662
Working capital                          13,827         11,830         12,353         10,010          9,476
Long term liabilities, including
    redeemable Preferred Stock            7,189          7,373          8,907          6,962          8,348
Stockholders' equity                     18,549         15,838         12,452         10,485          9,410

(1) The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. However, in 1997 and prior, the fiscal year ended on the Friday closest to December 31. The last five fiscal years have ended on January 2, 2000; January 3, 1999; January 2, 1998; January 3, 1997; and December 29, 1995. For ease of presentation of summary financial data, the year-ends have been presented as December 31.
(2) Net income in 1997 is income from operations plus non-recurring receipt of proceeds from an insurance policy on the life of a director and former officer of the Company.
(3) Earnings per share ("EPS") have been computed for all prior years and restated in conformance with the Statement of Financial Accounting Standards ("SFAS") No. 128.
(4) Adjusted earnings per share do not include the affect on diluted earnings per share of proceeds from an insurance policy on the life of a director and former officer of the Company.

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

Results of Operations

                                             Information Summarizing Operating Results
                                                           at December 31,
                                        ------------------------------------------------------
                                            1999                 1998                 1997
                                        ------------         ------------         ------------
Sales                                   $115,143,000         $ 97,695,000         $ 85,470,000
   BMD                                       37%                  39%                  40%
   Other DOD                                 46%                  49%                  51%
   Non-DOD                                   17%                  12%                   9%
Gross Profits(1)                        $ 10,094,000         $  8,891,000         $  7,922,000
Profits as a percentage of costs             9.6%                10.0%                10.2%
Net income from operations              $  6,155,000         $  4,704,000         $  4,354,000
Net income (2)                          $  6,155,000         $  4,704,000         $  5,105,000

(1) The Company defines gross profits as sales less costs and expenses excluding interest cost and certain expenses which cannot be charged to its government customers.
(2) Net income for 1997 includes $751,000 of proceeds from an insurance policy on the life of a former director and officer of the Company.

                                Information Summarizing Financial Position
                                              at December 31,
                              -------------------------------------------------
                                  1999               1998              1997
                              -----------        -----------        -----------
Stockholders' equity          $18,549,000        $15,838,000        $12,452,000
Equity per share(1)               3.30               2.81               2.25
Stock repurchase notes          1,232,000            833,000          1,123,000
Notes payable                 $   951,000        $ 1,266,000        $ 2,658,000

(1)  Equity per share is based on outstanding shares of Common Stock.

                                                       Backlog
                                 ----------------------------------------------------
                                      1999                1998                1997
                                 ------------        ------------        ------------
Funded 12-month backlog          $ 41,900,000        $ 37,600,000        $ 34,300,000
Unfunded 12-month backlog          74,300,000          67,100,000          58,900,000
Total contract backlog           $116,200,000        $104,700,000        $ 93,200,000



                                                   Financial Ratios
                                             ----------------------------
                                             1999        1998        1997
                                             ----        ----        ----
Avg. days sales outstanding ("DSO")          80          85          88
Current ratio                                 1.8         2.1         2.1
Debt to equity ratio as defined
   by the lender                              0.4         0.5         0.8


       Revenues increased 17.9%, 14.3% and 26.1% over the prior year in 1999, 1998 and 1997, respectively. Growth of 127.6% in National Aeronautics and Space Administration ("NASA") programs, 52.2% in Army Ballistic Missile Defense ("BMD") programs, and 16.2% in intelligence agency support accounted for 102.1% of the revenue increase in 1999. A net decrease in revenues of 2.1% was realized in other customer business areas, which included Ballistic Missile Defense Organization ("BMDO"), Air Force, Navy, and commercial programs. The Company has historically received most of its revenues from Department of Defense ("DOD") programs. Non-DOD revenues represented 16.9%, 11.5% and 9.1% of total revenue in 1999, 1998, and 1997, respectively. Prior to 1996, support of the BMD program was the Company's primary source of DOD revenue. Starting in 1997 and continuing through 1999, non-BMD DOD programs have been 11.4%, 10.0% and 11.5% higher than revenues in BMD DOD Programs in 1999, 1998, and 1997, respectively. As in the prior year, again in 1999 technical services, engineering, and field services represented the Company's largest growth area. Specifically, technical service revenue increased 68% over 1998 and grew to 17% of total revenue.

      In the past, the Company's backlog has generally been indicative of its future revenues. The end of the year annualized contract backlog, representing expected sales on existing contracts for the coming year, increased from $104,700,000 in 1998 to $116,200,000 in 1999, an increase of 11.0%. Annual sales as a percent of year-end annualized contract backlog were 110.0%, 104.8% and 111.9% in 1999, 1998, and 1997, respectively. Although the Company's backlog has been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

     The Company's primary business strategy over the last five years has been to establish a new foundation for future growth in recognition of the decline of the DOD market for its traditional engineering business. To implement this strategy, the Company restructured in 1996 into three sectors. Each focuses on one of three core business areas: (1) system engineering for defense and space systems; (2) information systems engineering, services, and products; and (3) engineering services, development, and products for hardware technologies. Each operation has significant autonomy in conducting business. The organizational structure continued for 1999.

      At the start of each year the Company establishes specific financial objectives for each of its sectors and operations. The Company also annually establishes specific corporate business objectives. For 1999, the corporate business objectives included (i) begin generating significant revenues from product lines, (ii) increase proposal and opportunity backlog focused on new customers, and (iii) development of current and future managers. The Company met its 1999 financial plan in almost all respects. Each of the sectors achieved increases in sales, gross profit, net profit, and contract backlog. In the area of corporate business objectives, the Company was unsuccessful in achieving any significant income on any of its product lines. The three product lines are SecurECTM, an application of end-to-end security software to commercial Electronic Data Interchange ("EDI") on the Internet; nanAlignTM, an electro-optic system to compensate for air turbulence error sources in the manufacture of integrated circuits and flat panel displays; and ZeusTM, a mobile mounted laser system to neutralize mines and unexploded ordnance on test ranges. Progress was made toward the objective for both the ZeusTM and nanAlignTM product lines and both will continue to be pursued in 2000. Based on the modest sales of the SecurECTM product, further investment in the product line was suspended and plans are being developed for the future disposition of the technology.

     Stockholders' equity increased 17.2% during 1999. The Company currently commits 50% of its net after tax profits plus the net proceeds from stock transactions to repurchase stock from stockholders. The Company's major components of debt (deferred income taxes, balance of promissory notes issued to repurchase stock, and working capital financing) decreased by approximately 4.8%, to $4,570,000 in 1999 from $4,800,000 in 1998. In 1999, the debt-to-equity ratio achieved a new historical low of 0.4 versus 0.5 in 1998 and 0.8 for 1997.

Liquidity and Capital Resources

     The Company's primary source of funding its operations in 1999 was self-funding from on-going business activities augmented by borrowings from its bank line of credit. The bank line of credit provides for borrowings up to $10,000,000 with all borrowings due July 2, 2001. The Company believes that, as in the past, it will be able to renew its banking agreement under similar or improved terms. Interest payments on borrowings under the line of credit were $160,000 in 1999 compared to $271,000 in 1998. At the end of 1999, borrowings for working capital were $951,000, down from $1,266,000 at the end of 1998. Days sales outstanding ("DSO") in receivables averaged 80 days in 1999, down from an average of 85 and 88 days in 1998 and 1997, respectively. Average monthly borrowing was $1,926,000 in 1999, down from $3,256,000 in 1998. A decrease in investment in product lines combined with a decrease in the DSO resulted in the lower average borrowing. The Company anticipates that its existing capital resources and access to the line of credit will be adequate for planned operations for the foreseeable future.

     The Company continues to conduct its stock repurchase program on a quarterly basis under which the Company repurchases shares of its stock desired to be sold by existing stockholders (i.e., continuing employees, terminating employees, and former employees). The amount of funds available for the repurchase of stock is comprised of 50% of the net profits (based on a four quarter moving average) plus all funds realized by the Company through operation of its stock program. The two primary sources of stock funds are from the exercise of options granted to employees and from the funding of its stock related benefits programs. In periods of declining profits and decreasing stock prices, the funds available for the repurchase of stock can be negatively impacted. The repurchase of stock within the available quarterly funds is prioritized first to the repayment of promissory notes previously issued to repurchase stock, second to the repurchase of all or a portion of the stock of terminating employees, third to all stockholders desiring to sell a minimum amount (currently $3,000), and finally to all stockholders desiring to sell stock on a pro rata basis relative to their respective stock ownership. Sale of stock on a pro rata basis is held quarterly. There is no other market for the sale and purchase of the Company's stock.

      From inception, it has been the Company's policy to limit its Common Stock ownership to current employees by repurchasing all stock of terminating employees with cash or promissory notes. However, a 40% reduction in the Company's staff level starting mid-1993 and through 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Continued issuance of promissory notes to repurchase the stock of terminating employees jeopardized the bank covenant on equity for the bank line of credit. Consequently, the Company suspended the policy of repurchasing stock with promissory notes from terminating employees in April of 1994 and terminated the repurchase of any stock of terminating employees with quarterly repurchase funds in April of 1995. The outstanding promissory note balance for prior years' stock repurchases declined from $4,224,000 at the end of 1994 to $1,232,000 at the end of 1999. As the Company's profit growth improved and debt service on notes declined, and as employee confidence in future stock growth returned, as demonstrated by the exercise of options, the liquidity of the stock returned to pre-1993 levels in 1996 and continued through 1999. In 1996, the Company resumed partial cash repurchases of stock from terminating employees, but did not resume the issuance of promissory notes. In 1997, the Board of Directors gave the Plan Administrator the authority to issue new promissory notes, at his discretion, in order to resume the policy of repurchasing all stock of terminating employees. In 1998 and 1999, the Company repurchased all stock of terminating employees and issued one new promissory note with a value of $195,000 and eight new promissory notes with a value of $1,114,000, respectively. The amount of stock held by former employees decreased from 4.9% (305,700 shares) at the end of 1998 to 4.8% (291,136 shares) at the end of 1999.

     Under the Stock Purchase Agreement, which the Company entered into with SAIC in November 1994, SAIC purchased a total of $2,400,000 of Company Preferred Stock in 1994, 1995, and 1996. The Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. Additional Preferred Stock was repurchased from SAIC in the August 21,1999 quarterly trade out. During 1999, the Company redeemed a total of 121,661 preferred shares from SAIC for $1,302,000.

Capital Commitments

     Commitments for capital expenditures were not material at January 2, 2000.

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

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have overall currency exposure at December 31, 1999. The Company's financial instruments consist of cash and cash equivalents and life insurance policies, and the carrying values of these instruments and/or transactions related thereto approximated their fair market values. The Company does not enter into derivative financial instruments. See also Note 1 (h) to the consolidated financial statements regarding redeemable preferred stock subject to a buyback "put".

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

      Name                                 Age               Position(s)
      ----                                 ---               -----------
Wayne R. Winton                            64        Chief Executive Officer and Chairman of
                                                     the Board of Directors

Robert C. Sepucha, Ph.D.                   56        Sector President and Director

R. Stephen McCarter                        68        Sector President and Director

Carl T. Case, Ph.D.                        60        Sector President and Director

B. Warren Knudson                          62        Corporate Vice President, Treasurer, and
                                                     Chief Financial Officer

Jerry R. Fabian                            51        Corporate Vice President, Secretary, and
                                                     Chief Administrative Officer

John L. Allen, Ph.D.                       68        Director

Rock N. Hankin                             53        Director

Gerald A. Zionic                           57        Director

Gen. John L. Piotrowski  (USAF Retired)    66        Director

William E. Cook                            51        Director

Robert B. Buchanan, Ph.D.                  59        Director

        Wayne R. Winton is a cofounder of the Company and has served as Chairman of the Board of Directors of the Company since its founding in 1979. Mr. Winton served as the Company's President from its founding until 1995, when he became Chief Executive Officer. Prior to founding the Company, Mr. Winton held positions of increasing responsibility in McDonnell Douglas Astronautics Company ("MDAC"), Mission Research Corporation, the Department of the Army, and Science Applications International Corporation ("SAIC"). He has led or participated in numerous joint Government/industry studies addressing issues of analysis and policy affecting national defense interests. He is recognized as one of the most capable strategic analysts in the U.S. and is a proficient technical writer and speaker. Mr. Winton holds a Bachelors of Science degree in mechanical engineering from the University of Idaho.

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

       Rock N. Hankin has been a director since 1989. He is the founder and senior executive of Hankin & Co., a management-consulting firm established in 1986. As chief executive of Hankin & Co. and Hankin Investment Banking, its licensed broker/dealer, he supervises and leads the activities of the firm. Mr. Hankin was previously a partner at Price Waterhouse. He is a certified public accountant and a lawyer. He is the chairman of the Board's Audit Committee and a member of the Board's Compensation Committee. Mr. Hankin is Vice-Chairman of the Board of Semtech Corporation and also serves as a member of the board of Alpha Microsystems. Previously, Mr. Hankin was Chairman of the Board of House of Fabrics, and a member of the boards of DDL Electronics, Inc., Nichols Institute, Quidel Corporation and Techniclone.

      Gerald A. Zionic has been a director since August of 1999. He is now, and has been, a Vice President at Lockheed-Martin Corporation's Law & Benefits Enforcement Division since 1993. Prior to Lockheed-Martin, Mr. Zionic was Vice President and General Manager of Martin Marietta's Information Systems company from 1991 to 1992. Mr. Zionic is a member of the Board's Audit Committee and Compensation Committee.

       John L. Piotrowski has been a director since 1991. He is currently a Corporate Vice President at SAIC. Prior to SAIC, Mr. Piotrowski was a private consultant and key participant on many DOD advisory groups. Mr. Piotrowski served as Commander of the U.S. Space Command and Vice Chief of Staff of the Air Force. He is the chairman of the Board's Compensation Committee and a member of the Board's Audit Committee. Mr. Piotrowski also serves as a director of Eclipse Space Lines and Military Professional Resources.

       William E. Cook has been a director since August of 1999. He was the Chairman and Chief Executive Officer of Uniax Corporation until the company was sold in March, 2000. He is President of Riptide Holdings, Inc. and has been in this position since 1996. Riptide Holdings is a personal investment holding company providing equity and debt investments, management, and Board advice for early stage technology and turnaround opportunities in manufacturing and software companies. Prior to starting Riptide Holdings, Mr. Cook was Chairman and Chief Executive Officer of DDL Electronics, Inc. from 1992 to 1995. Mr. Cook is a member of the Board's Audit Committee and Compensation Committee. Mr. Cook also serves as Chairman of the Board of Directors for OMNI Products, Inc.

       Robert B. Buchanan, Ph.D., has been a director since 1998. He is, and has been since 1993, the Group Manager of the Defense Analyses Group for SAIC. Prior to joining SAIC, Dr. Buchanan was President of Sunbird Exploration, Inc. from 1990 to 1991. Before Sunbird Exploration, Inc., Dr. Buchanan was with BDM International, Inc. from 1969 to 1990. His last position at BDM was Corporate Vice President, in which position he was responsible for a wide variety of activities, such as simulation-based work in advanced technology and work on strategic defense programs. Dr. Buchanan is a member of the Board's Audit Committee and Compensation Committee.

ITEM 11.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the named executive officers) for fiscal 1999, 1998, and 1997:


                                                        SUMMARY COMPENSATION TABLE
                                            Annual Compensation and Long Term Compensation Awards
                             ---------------------------------------------------------------------------------
                                                                 Other Annual                      All Other
          Name and                     Salary(1)  Bonus(2)      Compensation(3)     Options      Compensation(4)
     Principal Position       Year       ($)        ($)              ($)              (#)             ($)
----------------------------------------------------------------------------------------------------------------
Wayne R. Winton               1999     181,385     90,000           14,024              11           24,000
  Chief Executive             1998     190,577     90,000           11,169           2,151           24,000
  Officer, Chairman           1997     191,154     95,400            3,370             -             24,000

Robert C. Sepucha             1999     177,506     75,000           68,690            2,580          24,000
  Sector President            1998     165,462     75,000           21,022            1,126          24,000
                              1997     155,925     78,300           14,586            3,541          24,000

R. Stephen McCarter           1999     176,308     75,000           17,239            3,540          24,000
  Sector President            1998     168,432     75,000           58,495            7,785          24,000
                              1997     155,925     55,900           16,402            2,737          24,000

Carl T. Case                  1999     176,308     39,500           30,089              235          24,000
  Sector President            1998     165,462     65,900           18,948            3,182          24,000
                              1997     155,925     59,800            6,378            2,793          24,000

B. Warren Knudson             1999     127,923     11,200           29,573            1,258          22,339
  Chief Financial Officer,    1998     121,231     27,700            6,743              939          22,339
  Vice President              1997     115,922     33,669            7,433            1,270          22,400

(1) Amounts shown include only cash compensation earned by executive officers.
(2) Amounts shown include cash and non-cash compensation earned by executive officers. The non-cash compensation, consisting of the fair market value of stock earned as part of bonus compensation, is as follows:

                           1999             1998             1997
                           ----             ----             ----
        Winton            $27,000          $27,000             --
        Sepucha            22,500           22,500          $20,998
        McCarter           22,500           22,500           16,230
        Case               11,850           19,800           16,562
        Knudson             3,360            8,300            7,531

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

      During fiscal 1999, options covering a total of 599,015 shares were granted under the Stock Plan to a total of 784 employees of the Company. The following table contains information concerning the grant of stock options under the Stock Plan to the named executive officers:

                                              OPTION GRANTS IN LAST FISCAL YEAR

                                               Individual Grants                          Potential Realizable Value
                         --------------------------------------------------------------   --------------------------
                             Options      % of Total    Exercise   Market                  Assumed Annual Rates of
                         Granted (A)(B)     Options     or Base   Price on                 Stock Price Appreciation
                                          Granted to     Price     Date of                  for Option Term (4 Yrs)
     Name and                            Employees in               Grant    Expiration
Principal Position          (Number)      Fiscal Year    ($/Sh)    ($/Sh)       Date        0%($)    5%($)   10%($)
------------------          --------     ------------   --------  --------   ----------    ------   ------  -------
Wayne R. Winton                11            .00          9.97      10.48      7/4/03         6        30       59
  Chief Executive
  Officer, Chairman

Robert C. Sepucha           1,744            .29          9.97      10.48      7/4/03       889     4,828    9,372
  Sector President            836            .14         11.60      11.99      1/2/04       326     2,486    4,978

R. Stephen McCarter         1,635            .27          9.97      10.48      7/4/03       833     4,526    8,786
  Sector President          1,905            .32         11.60      11.99      1/2/04       743     5,665   11,343


Carl T. Case                  235            .04          9.97      10.48      7/4/03       120       651    1,263
  Sector President

B. Warren Knudson              12            .00          9.97      10.48      7/4/03         6        33       65
  Chief Financial           1,246            .21         11.60      11.99      1/2/04       486     3,706    7,419
  Officer, Vice
  President

(A) Options granted in 1999 have a three-year vesting schedule as follows: 20% on the first anniversary of the date of grant, 30% on the second anniversary and full vesting occurring on the third anniversary.
(B) The options were granted for a term of 4 years, subject to earlier termination in certain events related to termination of employment.

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

                                     OPTION EXERCISES AND YEAR-END VALUE TABLE

                 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                                           Value of Unexercised
                                                                                              In-the-Money
                            Shares     Value Realized                                Options at FY-End (Formula Price
                           Acquired    (Formula Price     Number of Unexercised      of Shares at FY-End ($11.99) Less
      Name and            on Exercise   at Exercise         Options at FY-End              Exercise Price) ($)
      Principal                        Less Exercise    --------------------------   ---------------------------------
      Position             (Number)      Price) ($)     Exercisable  Unexercisable    Exercisable    Unexercisable
      ---------           -----------  -------------    -----------  -------------    -----------    -------------
Wayne R. Winton
  Chief Executive
  Officer, President         2,024         10,144              0          1,135              0            6,678

Robert C. Sepucha
  Sector President           8,309         58,014          8,861         14,706         57,869           66,871

R. Stephen McCarter
  Sector President           1,410         10,702          1,542         10,578          7,903           34,921

Carl T. Case
  Sector President           4,920         23,816            974          2,371          6,221           12,195

B. Warren Knudson
  Chief Financial Officer
  Vice President             4,037         26,638              0          5,867              0           24,993

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

Director Compensation

      Directors who are not employees of the Company, one of its subsidiaries, or SAIC, receive fees of $2,200 per day for each Board meeting or committee meeting which they attend. In addition, each director who is not an employee at the Company's fiscal year-end received stock options based upon earnings of the Company for the year. Non-employee directors that chair Board committees are awarded additional options. During 1999, 3,150 stock options were awarded to outside directors. The options can be exercised one year after they are awarded and vest one year to three years from the date of grant and expire in four years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of January 30, 2000, information regarding the ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the directors of the Company who own Common Stock, (iii) each of the named executive officers in the compensation tables, and (iv) all executive officers and directors of the Company as a group:

Name and Address                   Number of Shares(1)       Percentage of Class
----------------                   -------------------       -------------------
Wayne R. Winton(2)                     477,999(3)                    7.82%

Robert C. Sepucha                       56,869(4)                     .93%

R. Stephen McCarter                    110,623(5)                    1.81%

B. Warren Knudson                      184,971(6)                    3.03%

Carl T. Case                            97,691(7)                    1.60%

John L. Allen                            6,927(8)                     .11%

Rock N. Hankin                          11,136(9)                     .18%

John L. Piotrowski                       4,463(10)                    .07%

Robert B. Buchanan                       1,250(11)                    .02%

William E. Cook                          1,150                        .02%

Gerald A. Zionic                             0                        .00%

All executive officers
and directors as a group               953,079                      15.59%


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

(2) The business address of Mr. Winton is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, California 92653-1545.

(3) Includes 97,245 shares held for Mr. Winton's account in the Company's Profit Sharing Plan and 1,716 shares subject to options that may be exercised within 60 days of January 30, 2000. Excludes 34,063 shares and 0 exercisable options held of record by Mary Frances Winton, an employee in the Company and spouse of Wayne R. Winton, with respect to which shares Mr. Winton could be deemed to share beneficial ownership.

(4) Includes 26,550 shares held in Dr. Sepucha's account in the Company's Profit Sharing Plan and 10,749 shares subject to options that may be exercised within 60 days of January 30, 2000.

(5) Includes 76,687 shares held in Mr. McCarter's account in the Company's Profit Sharing Plan and 1,092 shares subject to options that may be exercised within 60 days of January 30, 2000.

(6) Includes 59,557 shares held in Mr. Knudson's account in the Company's Profit Sharing Plan and 2,298 shares subject to options which may be exercised within 60 days of January 30, 2000.

(7) Includes 57,175 shares held in Dr. Case's account in the Company's Profit Sharing Plan and no shares subject to options that may be exercised within 60 days of January 30, 2000.

(8) Includes 1,061 shares subject to options held by Dr. Allen that may be exercised within 60 days of January 30, 2000.

(9) Includes 1,592 shares subject to options held by Mr. Hankin that may be exercised within 60 days of January 30, 2000.

(10) Includes 1,592 shares subject to options held by Mr. Piotrowski that may be exercised within 60 days of January 30, 2000.

(11) Includes 459 shares subject to options held by Mr. Buchanan that may be exercised within 60 days of January 30, 2000.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an arrangement with a bank to allow any Company stockholder and current employee to make up to $250,000 in borrowings from the bank using Company stock as collateral. However, total borrowings outstanding under this arrangement cannot exceed $500,000 at any point in time. In the event of a stockholder's default under any of these loans, the Company has agreed to purchase from the bank the stock held by it as collateral for an amount equal to the outstanding principal and accrued interest on the loan. As of January 2, 2000 there was one loan outstanding for $24,167 under this arrangement to R. Stephen McCarter, an officer and director of the Company.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report on Form 10-K:

        (1)     Financial Statements

                                                                            Page


REPORT OF INDEPENDENT ACCOUNTANTS ...........................................24

FINANCIAL STATEMENTS(1)

Consolidated Balance Sheet at December 31, 1999 and December  31, 1998.......25

Consolidated Statement of Income for the three years ended
   December 31, 1999.........................................................26

Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999.............................................27

Consolidated Statement of Cash Flows for the three years ended
   December 31, 1999.........................................................28

Notes to Consolidated Financial Statements...................................29

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

(1)  See Note 1(d) to Consolidated Financial Statement

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  /s/


PricewaterhouseCoopers LLP
Costa Mesa, California
March 19, 2000

CONSOLIDATED BALANCE SHEET
         at December 31

ASSETS                                                                    1999                   1998
                                                                          ----                   ----
CURRENT ASSETS
   Cash                                                               $    319,000           $    174,000
   Accounts receivable (Note 2)                                         30,410,000             25,108,000
   Prepaid expenses                                                        545,000                548,000
   Income taxes receivable                                                                        556,000
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                              31,274,000             26,386,000

EQUIPMENT AND IMPROVEMENTS, NET (Notes 1 & 3)                           10,007,000              9,634,000
OTHER ASSETS (Note 4)                                                    1,904,000              1,750,000
                                                                      ------------           ------------

         TOTAL ASSETS                                                 $ 43,185,000           $ 37,770,000
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued compensation (Note 5)                                      $  6,486,000           $  5,820,000
   Accounts payable and other accrued expenses                           7,746,000              5,525,000
   Current portion of subordinated notes payable (Note 6)                  972,000                474,000
   Income taxes payable                                                    470,000
   Deferred income taxes (Note 7)                                        1,773,000              2,737,000
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                         17,447,000             14,556,000

NOTES PAYABLE (Note 6)                                                     951,000              1,266,000
SUBORDINATED NOTES PAYABLE (Note 6)                                        260,000                359,000
DEFERRED INCOME TAXES (Note 7)                                             614,000                544,000

REDEEMABLE PREFERRED STOCK, $.01 par value; 2,000,000 shares authorized;  447,378 and 569,039 shares issued;
   original issuance value of $1,818,000 and $2,400,000 at
   1999 and 1998, respectively (Note 1)                                  5,364,000              5,207,000

STOCKHOLDERS' EQUITY (Notes 1 and 9)
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,610,805 and 13,886,286 shares issued                     56,000                139,000
   Additional paid-in capital                                           18,439,000             32,077,000
   Retained earnings                                                        54,000             28,576,000
   Treasury stock                                                                             (44,954,000)
                                                                      ------------           ------------

         TOTAL STOCKHOLDERS' EQUITY                                     18,549,000             15,838,000
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      $ 43,185,000           $ 37,770,000
                                                                      ============           ============


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF INCOME
         for the years ended December 31

                                                         1999                 1998                  1997
                                                         ----                 ----                  ----
SALES                                                $115,143,000          $ 97,695,000          $ 85,470,000
                                                     ------------          ------------          ------------

COSTS AND EXPENSES:
   Labor costs and related benefits                    59,810,000            52,536,000            44,864,000
   Subcontractor costs                                 33,096,000            26,751,000            23,569,000
   Facility costs                                       8,409,000             7,389,000             6,923,000
   Travel and other                                     3,535,000             2,607,000             2,422,000
   Interest expense, net                                  199,000               302,000               185,000

                                                     ------------          ------------          ------------

      TOTAL COSTS AND EXPENSES                        105,049,000            89,585,000            77,963,000
                                                     ------------          ------------          ------------

INCOME FROM OPERATIONS                                 10,094,000             8,110,000             7,507,000

KEYMAN INSURANCE PROCEEDS                                                                             751,000
                                                     ------------          ------------          ------------

INCOME BEFORE PROVISION FOR TAXES ON INCOME            10,094,000             8,110,000             8,258,000

PROVISION FOR TAXES ON INCOME (Note 7)                  3,939,000             3,406,000             3,153,000
                                                     ------------          ------------          ------------

NET INCOME                                           $  6,155,000          $  4,704,000          $  5,105,000
                                                     ============          ============          ============

BASIC EARNINGS PER SHARE (Note 1)                             .85                   .62                   .75
                                                     ============          ============          ============

DILUTED EARNINGS PER SHARE (Note 1)                           .76                   .56                   .70
                                                     ============          ============          ============





                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31


                                              Common Stock            Additional
                                      ----------------------------      Paid-in        Retained        Treasury
                                         Shares          Amount         Capital        Earnings          Stock           Total
                                      ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996           12,376,781         124,000      22,229,000      20,929,000     (32,797,000)     10,485,000

Issuance of common stock                  693,919           7,000       3,955,000                                       3,962,000

Acquisition of treasury stock                                                                          (6,374,000)     (6,374,000)

Accretion of redeemable
preferred stock                                                                          (882,000)                       (882,000)
Tax benefit relating to stock plan                                        156,000                                         156,000

Net income                                                                              5,105,000                       5,105,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997           13,070,700         131,000      26,340,000      25,152,000     (39,171,000)     12,452,000

Issuance of common stock                  815,586           8,000       5,167,000                                       5,175,000

Acquisition of treasury stock                                                                          (5,783,000)     (5,783,000)

Accretion of redeemable
preferred stock                                                                        (1,280,000)                     (1,280,000)

Tax benefit relating to stock plan                                        570,000                                         570,000

Net income                                                                              4,704,000                       4,704,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1998           13,886,286    $    139,000    $ 32,077,000    $ 28,576,000    $(44,954,000)   $ 15,838,000

Issuance of common stock                  696,810           7,000       5,000,000                                       5,007,000

Acquisition of treasury stock                                                                          (7,754,000)     (7,754,000)

Retirement of treasury stock           (8,972,291)        (90,000)    (19,400,000)    (33,218,000)     52,708,000

Accretion of redeemable
Preferred stock                                                                        (1,459,000)                     (1,459,000)

Tax benefit relating to stock plan                                        762,000                                         762,000

Net income                                                                              6,155,000                       6,155,000
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1999            5,610,805    $     56,000    $ 18,439,000    $     54,000    $          0    $ 18,549,000
                                     ============    ============    ============    ============    ============    ============



                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOW
         for the years ended December 31


                                                                                 1999             1998             1997
                                                                              -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $ 6,155,000      $ 4,704,000      $ 5,105,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           1,795,000        1,527,000        1,489,000
        Loss on sale of equipment                                                 497,000          114,000          193,000
        Employee compensation paid in stock                                     2,874,000        2,961,000        1,967,000
        Change in assets and liabilities:
           Accounts receivable                                                 (5,302,000)      (1,551,000)      (2,397,000)
           Prepaid expenses                                                         3,000         (100,000)        (142,000)
           Income tax receivable                                                  556,000         (556,000)
           Other assets                                                          (154,000)         (65,000)        (276,000)
           Accrued compensation                                                   666,000           98,000        1,852,000
           Accounts payable and other accrued expenses                          2,221,000        2,520,000         (315,000)
           Income taxes payable                                                   470,000         (199,000)        (267,000)
           Deferred income taxes                                                 (894,000)        (842,000)      (1,554,000)
           Tax benefit relating to stock plan                                     762,000          570,000          156,000
                                                                              -----------      -----------      -----------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                            9,649,000        9,181,000        5,811,000
                                                                              -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                       (2,665,000)      (3,955,000)      (2,974,000)
                                                                              -----------      -----------      -----------

           NET CASH USED IN INVESTING ACTIVITIES:                              (2,665,000)      (3,955,000)      (2,974,000)
                                                                              -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of preferred stock                                              (1,302,000)
    Proceeds from issuance of common stock                                      2,133,000        2,215,000        1,994,000
    Purchases of treasury Stock                                                (6,640,000)      (5,588,000)      (6,374,000)
    Net (repayments) borrowings under line-of credit agreement                   (315,000)      (1,392,000)       2,197,000
    Principal payments on debt                                                   (715,000)        (485,000)        (607,000)
                                                                              -----------      -----------      -----------

           NET CASH USED IN FINANCING ACTIVITIES:                              (6,839,000)      (5,250,000)      (2,790,000)
                                                                              -----------      -----------      -----------


NET INCREASE (DECREASE) IN CASH                                                   145,000          (24,000)          47,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    174,000          198,000          151,000
                                                                              -----------      -----------      -----------


CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $   319,000      $   174,000      $   198,000
                                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
        Interest                                                              $   167,000      $   305,000      $   200,000
                                                                              ===========      ===========      ===========
        Income taxes                                                          $ 3,087,756      $ 4,441,000      $ 4,824,000
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

B) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

D) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. However, in 1997 the fiscal year ended on the Friday closest to December 31. The Company's last three fiscal years ended on January 2, 2000, January 3, 1999, and January 2, 1998; however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 1999, 1998 and 1997.

E) SALES - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 1999, 1998 and 1997, were primarily generated through direct or indirect sales to U.S. government agencies.

F) EQUIPMENT AND IMPROVEMENTS - Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the shorter of estimated useful lives or lease periods, ranging from 5 to 15 years.

G) INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates.

H) STATEMENT OF CASH FLOWS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuances of notes payable of $1,114,000, $195,000 and $43,000 for the years ended December 31, 1999,
     1998 and 1997, respectively.

I) REDEEMABLE PREFERRED STOCK - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated are as follows:

                                          Shares           Amount
                                          ------           ------
     Balance at December 31, 1996          569,039      $ 3,044,000
     Accretion on redeemable
     preferred stock                                        882,000
                                       -----------      -----------
     Balance at December 31, 1997          569,039        3,926,000
     Accretion on redeemable
     preferred stock                                      1,281,000
                                       -----------      -----------
     Balance at December 31, 1998          569,039        5,207,000

     Redemption of preferred stock        (121,661)      (1,302,000)
     Accretion on redeemable
     preferred stock                                      1,459,000
                                       -----------      -----------
     Balance at December 31, 1999          447,378      $ 5,364,000
                                       ===========      ===========

     The Put may be exercised by the stockholder by written notice provided, however, that the Put may not be exercised as to less than all of the shares then owned by the shareholder. The Put terminates on November 18, 2004.

     In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of preferred stock then outstanding shall be entitled to a liquidation preference out of the assets of the Company before any payment is made to common stockholders. The liquidation preference is the amount equal to the weighted average price per share paid to the Company upon the original issuance of all preferred shares outstanding as of the date of liquidation. The holders of preferred stock shall not have voting rights to vote on the election of Directors or to vote on any other matter which may be the subject of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     stockholder action. Each share of redeemable preferred stock is automatically convertible into one share of the Company's common stock upon the closing of the first underwritten public offering by the Company or in the event of any merger or consolidation of the Company with or into any other entity in which the Company is not the surviving corporation.

     The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $6,740,000, $5,327,000 and $4,988,000 for the years ended 1999, 1998 and 1997, respectively. The amounts received under such agreements were $86,000, $396,000 and $1,246,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Company's accounts payable to and accounts receivable balances from the preferred stockholder were $1,033,000 and $62,000, respectively.

J) TREASURY STOCK - Treasury stock is shown at cost, and at December 31, 1999, 1998 and 1997, consisted of 0, 8,256,847 and 7,541,820 shares, respectively, of common stock. During December 1999, all treasury shares outstanding, a total of 8,972,291 common shares, were retired.

     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made on a formula basis. The stock price is recalculated quarterly by management using a formula approved by the Board of Directors. The Company's stock price is evaluated bi-annually by an independent valuation firm. Formula stock prices at valuation dates are as follows:

                           1999          1998       1997
                           ----          ----       ----
     January 21           $ 9.71        $ 7.69    $  5.93
     April 21              10.48          8.32       6.36
     July 21               11.50          8.09       6.88
     October 21            11.99          9.15       6.90

K) EARNINGS PER SHARE (EPS) - During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All earnings per share amounts presented for prior years have been restated in accordance with SFAS No. 128.

     Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the restricted stock compensation plan. Accretion is deducted from net income available to common stockholders in computing both basic and diluted earnings per share. Because the impact would have been antidilutive, stock options with an exercise price above fair market value totaling 58,235 shares for 1997 were not included in the calculation of diluted earnings per share.

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are shown below:

           1999            Income         Shares      EPS
           ----            ------         ------      ---
     Net income         $  6,155,000
     Less accretion       (1,459,000)
                        ------------
     Basic EPS             4,696,000     5,536,971    $ .85
                                                    =======
     Dilutive effect:
       Stock options                       565,557
       Deferred stock                      102,395
                        ------------   -----------
     Diluted EPS           4,696,000     6,204,923      .76
                        ============   ===========  =======

           1998            Income         Shares      EPS
           ----            ------         ------      ---
     Net income         $  4,704,000
     Less accretion       (1,281,000)
                        ------------
     Basic EPS             3,423,000     5,561,057    $ .62
                                                    =======
     Dilutive effect:
       Stock options                       521,081
       Deferred stock                       68,858
                        ------------   -----------
     Diluted EPS           3,423,000     6,150,996      .56
                        ============   ===========  =======

           1997            Income         Shares      EPS
           ----            ------         ------      ---
     Net income            5,105,000
     Less accretion         (882,000)
                        ------------
     Basic EPS             4,223,000     5,597,940      .75
                                                     =======
     Dilutive effect:
       Stock options                       386,018
       Deferred stock                       48,590

                        ------------   -----------
     Diluted EPS           4,223,000     6,032,548      .70
                        ============   ===========  =======

L) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



M) ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 9.

N) NEW ACCOUNTING STANDARDS - In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.
----------------------------

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable is comprised of the following:

                                1999            1998
                                ----            ----
Accounts receivable          $12,257,000    $ 9,155,000

Accounts                      18,590,000     15,857,000
receivable-unbilled
Other receivables                112,000        975,000
Less provision for doubtful
    accounts                    (549,000)      (879,000)
                            ------------    -----------
                             $30,410,000    $25,108,000
                            ============    ===========

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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $2,470,000 and $2,566,000 at December 31, 1999 and 1998, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

----------------------------

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised of the following:

                                   1999           1998
                                   ----           ----
Computer equipment including
    capitalized software       $ 11,667,000   $ 10,877,000
Office furniture and              7,688,000      8,583,000
equipment
Automotive equipment                  9,000          9,000
Leasehold improvements            2,030,000      1,743,000
                               ------------   ------------
                                 21,394,000     21,212,000
Less accumulated
depreciation
   and amortization             (11,387,000)   (11,578,000)
                               ------------   ------------
                               $ 10,007,000   $  9,634,000
                               ============   ============

---------------------------

NOTE 4 - OTHER ASSETS

Other assets are comprised of the following:

                                1999            1998
                                ----            ----
Contract retentions         $ 1,494,000     $ 1,463,000
Deposits                        153,000         156,000
Other                           257,000         131,000
                            -----------     -----------
                            $ 1,904,000     $ 1,750,000
                            ===========     ===========

----------------------------

NOTE 5 - ACCRUED COMPENSATION

Accrued compensation is comprised of the following:

                              1999             1998
                              ----             ----
Accrued bonus payable      $ 2,296,000     $  2,126,000
Accrued profit sharing         612,000          593,000
Accrued payroll              3,578,000        3,101,000
                           -----------     ------------
                           $ 6,486,000     $  5,820,000
                           ===========     ============


-----------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - NOTES PAYABLE

Notes payable is comprised of the following:

                                   1999         1998
                                   ----         ----
Bank line of credit, secured
 by accounts receivable
 and certain
 fixed assets; interest at
 prime
 (8.5% at December 31, 1999)      $951,000    $1,266,000


At December 31, 1999, the bank line of credit provided borrowings up to $10.0 million with all borrowings due July 2, 2001. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 1999.

At December 31, 1999 and 1998, the Company had 11 and 6, respectively, outstanding unsecured notes payable arising from repurchases of the Company's stock that are subordinated to the bank. The following notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate (5.0% at December 31, 1999) or 10%.

                                 1999             1998
                                 ----             ----
Subordinated notes payable    $ 1,232,000       $ 833,000
Less: Current portion             (972,000)      (474,000)
                              ------------      ---------
                              $    260,000      $ 359,000
                              ============      =========

The maturities of notes payable during each fiscal year are as follows: 2000 - $972,000 and 2001 - $260,000.

----------------------------

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:

                            1999          1998           1997
                            ----          ----           ----
Current:
   Federal              $  3,302,000  $  3,310,000   $  3,777,000
   State                     769,000       368,000        774,000
                        ------------  ------------   ------------
                           4,071,000     3,678,000      4,551,000
                        ------------  ------------   ------------
Deferred:
   Federal                  (764,000)     (688,000)    (1,348,000)
   State                    (130,000)     (154,000)      (206,000)
                        ------------  ------------   ------------
                            (894,000)     (842,000)    (1,554,000)
                        ------------  ------------   ------------
Exercise of stock
options not treated
as a reduction of
income tax
expense                      762,000       570,000        156,000
                        ------------  ------------   ------------
                          $3,939,000  $  3,406,000   $  3,153,000
                        ============  ============   ============

Deferred tax (liabilities) assets are comprised of the following:

                                      1999             1998
                                      ----             ----
Accelerated depreciation         $   (737,000)      $  (544,000)
Unbilled accounts receivable       (2,158,000)       (2,094,000)
Reserves                              108,000           336,000
Accrued compensation and
   benefits                           308,000
Cash to accrual basis                                (1,065,000)
election
Other                                  92,000            86,000
                                  -----------       -----------
                                  $(2,387,000)      $(3,281,000)
                                  ===========       ===========

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                   1999             1998            1997
                                   ----             ----            ----
Provision for income taxes
   at statutory rate            $ 3,432,000      $ 2,757,000      $ 2,808,000
State income taxes, net
   of federal income tax
   benefit                          440,000          384,000          358,000
Other                                67,000          265,000          (13,000)
                                -----------      -----------      -----------
                                $ 3,939,000      $ 3,406,000      $ 3,153,000
                                ===========      ===========      ===========

The exercise of stock options represents tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $3,849,000, $3,426,000 and $3,253,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease commitments under operating leases at December 31, 1999 are as follows:

                 Fiscal                  Lease
               Year Ending            Commitment
          ----------------------    ----------------
                  2000                 $ 4,230,000
                  2001                   3,894,000
                  2002                   2,877,000
                  2003                   2,219,000
                  2004                   1,200,000
          Thereafter                     1,965,000
                                       -----------
                                       $16,385,000
                                       ===========

The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 1999 and 1998, $24,000 and $34,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.
----------------------------

NOTE 9 - STOCK OPTIONS AND BENEFIT PLANS

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the current stock price of the Company's common stock at the date of grant, become exercisable one year to three years from the date of grant, and expire in four years. Changes during the years ended December 31, 1999, 1998 and 1997 under the plan were as follows:

                                             Avg.        Total
                         Number of        Exercise       Option
                          Shares          Price per      Value
                                            Share
                       ------------       ---------   ------------
December 31, 1996         1,637,489       $    4.77   $  7,814,000
Granted                     691,498            6.45      4,460,000
Canceled                   (254,460)           6.31     (1,607,000)
Exercised                  (340,907)           4.90     (1,671,000)
                       ------------       ---------   ------------

December 31, 1997         1,733,620            5.19      8,996,000
Granted                     618,506            8.16      5,045,000
Canceled                    (92,036)           5.81       (534,000)
Exercised                  (434,844)           4.56     (1,982,000)
                       ------------       ---------   ------------



December 31, 1998         1,825,246            6.31     11,525,000
Granted                     599,015           10.93      6,545,000
Canceled                   (159,946)           6.51     (1,041,000)
Exercised                  (403,546)           4.88     (1,968,000)
                       ------------       ---------   ------------

December 31, 1999         1,860,769       $    8.09   $ 15,061,000
                       ============       =========   ============

During the years ended December 31, 1999, 1998 and 1997, options on 536,604, 548,987 and 623,704 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. Prior to 1991, the number of options earned was based primarily on a formula tied to an annualized funded value of contract awards. In 1991 and thereafter, options are earned primarily based on a formula tied to financial recorded gross profit. Approximately 11% of all option grants are given to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 1999:

        Options outstanding at December 31, 1999
----------------------------------------------------------
    Range                     Weighted-    Weighted-Avg.
 of Exercise     Number        Average       Remaining
   Prices      Outstanding    Exercise      Contractual
                                Price           Life
 -----------   -----------    ---------    ------------
$4.53-$ 6.84       777,389      $   5.89      2 Years
$7.38-$11.86     1,083,380      $   9.68      4 Years

        Options Exercisable at December 31, 1999
----------------------------------------------------------
     Range
  of Exercise            Number          Weighted-Average
    Prices             Exercisable        Exercise Price
  -----------          -----------       ----------------
$4.53 - $ 6.84           406,212             $   5.71
$7.38 - $11.86            45,484             $   8.37

There have been no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





The Company accounts for its stock option plan pursuant to APB Opinion No. 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts in the following table. Because the SFAS 123 method of accounting has not been applied to options prior to December 31, 1994, the resulting pro forma compensation costs may not be representative of costs to be expected in future years.



                                   1999           1998            1997
                                 ---------      ----------      ----------
Net income
      As reported               $6,155,000      $4,704,000      $5,105,000
      Pro Forma                  5,797,000       4,401,000       4,970,000
Basic earnings per share
      As reported                      .85             .62             .75
      Pro Forma                        .78             .56             .73
Diluted earnings per share
      As reported                      .76             .56             .70
      Pro Forma                        .70             .51             .68


The fair value of each option is estimated at the time of grant as its minimum value, which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 6.0%, 5.5% and 6.5% for 1999, 1998 and 1997 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.31, $1.76 and $1.24, respectively.

At December 31, 1999, 1998 and 1997 there were options outstanding at prices ranging from $4.53 to $11.86, $3.91 to $9.15 and $3.91 to $6.90, respectively, with expiration dates through 2003. Of the options outstanding at December 31, 1999, 1998 and 1997, options to purchase 451,696, 563,483 and 518,132 shares, respectively, were immediately exercisable at prices ranging from $4.53 to $11.86, $3.91 to $9.15 and $3.84 to $6.90, per share, respectively.

As of December 31, 1999, 1998 and 1997, 9,065,245, 9,664,260 and 10,282,766
shares, respectively, were reserved for future issuances under the stock option plan.

The Company offers eligible employees in its Technical Services and Tactical Systems Division the option to contribute to a deferred compensation 401(k) plan. Prior to 1991, the Company made no contributions to the plan. In 1991 and thereafter, the Company made a matching contribution of Company stock of 20% of the employee contributions. For the years ended December 31, 1999, 1998 and 1997, 10,751, 11,216 and 9,052 shares, totaling $117,000, $93,000 and $60,000 respectively, were contributed to the plan

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of SPARTA stock which become fully vested after a five year period. Shares are forfeited if the participant leaves the Company prior to vesting. During 1999, 18,537 shares of restricted stock were granted at a price of $9.71 per share. During 1998, 22,106 shares of restricted stock were granted at a price of $7.69 per share. During 1997, 25,294 shares of restricted stock were granted at a price of $5.93 per share and 8,583 shares previously granted at a price of $4.66 per share were retired. Compensation expense of $117,000, $81,000 and $48,000 was recognized in 1999, 1998 and 1997, respectively.

The Company pays a portion of annual bonuses in the form of stock. For the years ended December 31, 1999, 1998 and 1997, 54,974, 65,363 and 110,340 shares totaling $690,000, $635,000 and $856,000 respectively were issued under the plan.

The Company has a defined contribution retirement plan for all eligible employees except employees in the Technical Systems Division. The Company's contributions for this plan for the years ended December 31, 1999, 1998 and 1997 were $4,291,000, $3,821,000 and $3,055,000 respectively. A portion of the contributions to the plan were in the form of common stock. For the years ended December 31, 1999, 1998 and 1997, 198,933, 236,080 and 232,620 shares, totaling
$2,127,000, $1,927,000 and $1,492,000 respectively, were contributed to the plan.

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

      Signature                               Title                           Date
      ---------                               -----                           ----

      /s/ Wayne R. Winton          Chairman of the Board,                 March    26  , 2000
-------------------------------    Chief Executive Officer and Director          ------
Wayne R. Winton


      /s/ Robert C. Sepucha        Director                               March    26  , 2000
-------------------------------                                                  ------
Robert C. Sepucha


      /s/ R. Steve McCarter        Director                               March    26  , 2000
-------------------------------                                                  ------
R. Steve McCarter


      /s/ Carl T. Case             Director                               March    26  , 2000
-------------------------------                                                  ------
Carl T. Case


      /s/ John L. Allen            Director                               March    26  , 2000
-------------------------------                                                  ------
John L. Allen


      /s/ William E. Cook          Director                               March    26  , 2000
-------------------------------                                                  ------
William E. Cook


      /s/ Rock N. Hankin           Director                               March    26  , 2000
-------------------------------                                                  ------
Rock N. Hankin


      /s/ John L. Piotrowski       Director                               March    26  , 2000
-------------------------------                                                  ------
John L. Piotrowski


      /s/ Gerald A. Zionic         Director                               March    26  , 2000
-------------------------------                                                  ------
Gerald A. Zionic


      /s/ Robert B. Buchanan
Robert B. Buchanan                 Director                               March    26  , 2000
                                                                                 ------


      /s/ B. Warren Knudson        Vice President, Treasurer and Chief    March    26  , 2000
-------------------------------    Financial Officer (Principal                  ------
B. Warren Knudson                  Accounting Officer)


                                INDEX TO EXHIBITS

Number            Description

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

 10.3(1)   Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

 10.4(1)   Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

 10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

 10.14(3) Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications International Corporation

 10.15 Fifth Amended and Restated Loan Agreement, dated July 2, 1999, between the Company and Union Bank, as amended.

 10.16(5)  1987 SPARTA, Inc. Nonqualified Stock Option Plan, as amended

 10.17(6) Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility

 10.18(7)  1997 Stock Plan.

 10.19(7) Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

 22. The Company had one subsidiary, Commercial Technology Inc., (dba SPARTA Marine Instrumentation ["SMI"]), which was a wholly- owned subsidiary incorporated in California. The Company has closed SMI operations and assigned and transferred rights, title, and interest in all but the primary contracts to a legal entity separate from the Company.

 23.       Consent of PricewaterhouseCoopers LLP

 27.       Financial Data Schedule


(1) Incorporated herein by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-18 (Commission File No. 33-440998-LA)

(2) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10K for the year ended December 31, 1993

(3) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended December 30, 1994

(4) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 2, 1999.

(5) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 3, 1997

(6) Incorporated herein by reference to the exhibit of the same number contained in the Company's report on Form 10-K for the year ended January 2, 1998.

(7) Incorporated herein by reference to the Exhibit contained in the Company's report on Form S-8 (Commission File No. 333-72541)