Form 10-Q
period 2000-03-31
SPARTA INC /DE
filed 2000-05-15
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-21682

                                  SPARTA, Inc.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                63-0775889
        -------------------------------                 -----------------
        (State or other jurisdiction of                 (I.R.S. Employer)
        incorporation or organization)


       23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (949) 768-8161
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

As of April 2, 2000, the registrant had 5,763,238 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX


PART I  FINANCIAL INFORMATION

ITEM 1          Quarterly Financial Statements

                Consolidated Statements of Income for the Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited)

                Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited)

                Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2000 and March 31, 1999 (Unaudited)

                Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3          Qualitative and Quantitative Disclosures About Market Risk

PART II         OTHER INFORMATION

SIGNATURE

                                     PART I


                              FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

ITEM 1.  FINANCIAL STATEMENTS


                                          THREE MONTHS ENDED MARCH 31
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------
Sales                                   $ 27,986,000      $ 25,518,000
                                        ------------      ------------

COSTS AND EXPENSES:

  Labor costs and related benefits        16,224,000        15,008,000

  Subcontractor & other costs              5,757,000         5,788,000

  Facility costs                           2,141,000         1,827,000

  Travel and other                         1,395,000           399,000

  Interest expense, net                       36,000            84,000
                                        ------------      ------------

                                          25,553,000        23,106,000
                                        ------------      ------------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                          2,433,000         2,412,000

PROVISION FOR TAXES ON INCOME                973,000           965,000
                                        ------------      ------------

NET INCOME                              $  1,460,000      $  1,447,000
                                        ============      ============

BASIC EARNINGS PER SHARE                $       0.25      $       0.20
                                        ============      ============

DILUTED EARNINGS PER SHARE              $       0.22      $       0.19
                                        ============      ============


    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE STATEMENT
(Unaudited)


                                                                       MARCH 31,        DECEMBER 31,
                                                                         2000               1999
                                                                     ------------       ------------
                                                                      (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                               $  2,371,000       $    319,000
  Accounts receivable                                                  24,251,000         30,410,000
  Prepaid expenses                                                        852,000            545,000
                                                                     ------------       ------------
    TOTAL CURRENT ASSETS                                               27,474,000         31,274,000

  Equipment and improvements, net                                       9,975,000         10,007,000
  Other assets                                                          2,009,000          1,904,000
                                                                     ------------       ------------
    TOTAL ASSETS                                                     $ 39,458,000       $ 43,185,000
                                                                     ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accrued compensation                                               $  4,572,000       $  6,486,000
  Accounts payable and other accrued expenses                           4,279,000          7,746,000
  Current portion of notes payable                                        925,000            972,000
  Income taxes payable                                                  1,111,000            470,000
  Deferred income taxes                                                 1,773,000          1,773,000
                                                                     ------------       ------------
    TOTAL CURRENT LIABILITIES                                          12,660,000         17,447,000

NOTES PAYABLE                                                                   -            951,000
SUBORDINATED NOTES PAYABLE                                                220,000            260,000
DEFERRED INCOME TAXES                                                     614,000            614,000

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
 422,358 and 447,378 shares issued and outstanding                      5,301,000          5,364,000
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares authorized;
  5,906,865 and 5,610,805 shares issued                                    59,000             56,000
  Additional paid-in capital                                           21,105,000         18,439,000
  Retained earnings                                                     1,277,000             54,000
  Treasury stock                                                       (1,778,000)                 -
                                                                     ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                         20,663,000         18,549,000
                                                                     ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 39,458,000       $ 43,185,000
                                                                     ============       ============


    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $  1,460,000       $  1,447,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                     509,000            406,000
      Loss on sale of equipment                                               -                  -
      Employee compensation paid in stock                             1,559,000          1,405,000
      Changes in assets and liabilities:
        Accounts receivable                                           6,159,000          1,435,000
        Prepaid expenses                                               (307,000)          (140,000)
        Other assets                                                   (105,000)          (173,000)
        Accrued compensation                                         (1,914,000)        (2,060,000)
        Accounts payable and other accrued expense                   (3,467,000)        (3,196,000)
        Income taxes payable/receivable                                 641,000            928,000
        Deferred income taxes                                                 -           (281,000)
      Tax benefit relating to stock plan                                456,000            289,000
                                                                   ------------       ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   4,991,000             60,000
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (477,000)          (650,000)
                                                                   ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                        (477,000)          (650,000)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                       654,000            713,000
  Redemption of preferred stock                                        (300,000)                 -
  Cash purchases of treasury stock                                   (1,628,000)        (1,411,000)
  Net (payments on) proceeds from line-of-credit agreement             (951,000)         1,570,000
  Principal payments on debt                                           (237,000)          (142,000)
                                                                   ------------       ------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (2,462,000)           730,000
                                                                   ------------       ------------

NET INCREASE (DECREASE) IN CASH                                       2,052,000            140,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        319,000            174,000
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  2,371,000       $    314,000
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                       $     40,000       $     93,000
                                                                   ============       ============
    Income taxes                                                   $    175,000       $     30,000
                                                                   ============       ============


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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on January 2, 2000 and its first quarter ended April 2, 2000 and corresponding first quarter last year on April 4, 1999. To aid the reader of the financial statements, the year-end has been presented as December 31, 1999 and the quarters and three months ended March 31, 2000 and March 31, 1999.

In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2000 and March 31, 1999 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable include $2,384,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed at March 31, 2000.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE D - COMPUTATION OF PER SHARE EARNINGS


                              THREE MONTHS ENDED MARCH 30,
                            -------------------------------
                                2000              1999
                            ------------       ------------
Basic EPS
  Net income                $  1,640,000       $  1,447,000
  Accretion adjustment          (237,000)          (319,000)
                            ------------       ------------
                            $  1,403,000       $  1,128,000
                            ============       ============

Shares outstanding             5,636,726          5,702,710

Per share amounts           $       0.25       $       0.20
                            ============       ============

DILUTIVE EFFECT
  Net income                $  1,640,000       $  1,447,000
  Accretion adjustment          (237,000)          (319,000)
                            ------------       ------------
                            $  1,403,000       $  1,128,000
                            ============       ============

Shares outstanding             5,636,726          5,702,710
Stock options                    568,594            128,351
Deferred Stock                   114,347             87,395
                            ------------       ------------
                               6,319,667          5,918,456

   Per share amounts        $       0.22       $       0.19
                            ============       ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 1999, should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.

RESULTS OF OPERATIONS


                                       2000               1999
                                  ------------       ------------
Sales                               27,986,000         25,518,000
Gross profit(1)                      2,924,000          2,270,000
Gross profit as a % of costs             11.67%              9.76%
Net income(2)                        1,460,000          1,447,000
Number of staff                            762                716


                                                             Balance at
                                         ------------------------------------------------
                                           March 31,         December 31,       March 31,
                                             2000              1999              1999
                                         ------------      ------------      ------------
Funded 12 month backlog                    50,000,000        41,900,000        47,600,000
Total 12 month contract backlog           121,800,000       116,200,000       115,200,000
Stockholders equity                        20,663,000        18,549,000        17,764,000
Equity per share(3)                              3.59              3.30              2.79
Stock repurchase notes                      1,144,000         1,232,000           889,000
Line of credit                                      -           951,000         2,836,000
Number in days sales in receivables                76                80                88
Current ratio                                     2.2               1.8               3.0


(1) The Company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)     Prior to adjustments for interest and accretion on stock - See Note D.

(3)     Equity per share based on outstanding shares of common stock.


REVENUES

The Company's contract revenues for the first quarter were up 9.7% from the corresponding three-month period in 1999 due to increased project billings including the effect of new work as described below. Gross profit for the three-month period ended March 31, 2000 was up 28.8% when compared to the corresponding period of 1999. Gross profit as a percent of costs increased to 11.67% from 9.76% for the corresponding period in 1999. The profit rate for the quarter was one of the highest the company has ever achieved and was due primarily to increased contracting efficiencies across all operations. However, there is no guarantee that this profit rate can be sustained for subsequent quarters or the year.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had three major competitive wins during the quarter. The Command, Control, Communications, Computers and Intelligence Operation (C4IO) won the Total Engineering and Integration Services (TEIS) effort as a subcontractor to Lockheed-Martin for the Army. This contract is estimated to be worth $20M over five years. The Integrated Data Systems

Operation (IDSO) won the Omnibus 2000 Logistics contract for the Army Missile Command (AMCOM) as the lead partner in the Advanced Logistics Solutions Joint Venture. This contract is estimated to be worth $25M over five years. The Distributed Software and Simulation Operation (DSSO) won the Distributed Mission Training contract for the Air Force as a subcontractor to TRW. This contract is estimated to be worth $15M over fifteen years.

The Company lost two major bids. The Technical Services Operation (TSO) lost a competitive bid for Systems Engineering and Technical Assistance (SETA) support for the Air Force Flight Test Center (AFFTC). This was a $90M bid over a five year period. The Composites Products Operation (CPO) lost a competitive bid for an Electromagnetic Gun program for the Army Material Laboratory. This was a $4M bid over three years.

Annualized contract backlog increased 4.8% in the first quarter over backlog at the beginning of the year. Backlog went from $116,200,000 to $121,800,000 at the end of the first quarter. The Company plans to submit many proposals in the next two quarters as the opportunity backlog is still very strong.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $12,000,000. There were no borrowings against the Company's line of credit as of the end of the 1st quarter compared to a borrowing level of $2,836,000 at the end of the corresponding period in 1999. The reduction in borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction of investment in product initiatives. Days sales outstanding decreased to 76 days at March 31, 2000 from 80 days at December 31, 1999. In comparison with the corresponding period of 1999, the days sales outstanding experienced a significant decrease dropping 12 days from the 88 days reported at March 31, 1999. The Company continues to actively monitor receivables with emphasis placed on collection activities. The Company's debt-to-equity ratio, as defined by the bank, was 0.4 at March 31, 2000 versus
0.5 at December 31, 1999 and 0.5 at March 31, 1999. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

The Company increased stockholders' equity from $18,549,000 at the end of 1999 to $20,663,000 at March 31, 2000. The Company's strong earnings and net proceeds from the sale and repurchase of stock have accounted for this increase.

STOCK PURCHASE AGREEMENT

Under the Stock Purchase Agreement (the "Agreement"), which the Company entered into with Science Applications International Corporation ("SAIC") in November, 1994, SAIC purchased a total of $2,400,000 of Company Preferred Stock in 1994, 1995 and 1996. By agreement with SAIC, the Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. During 1999, the Company redeemed a total of 121,661 preferred shares from SAIC for $1,302,000. An additional 25,020 shares of preferred stock were redeemed from SAIC during the first quarter of 2000 for $300,000 bringing the total stock repurchased to $1,602,000. Preferred stock held by SAIC as of March 31, 2000 totaled $1,706,000 (422,358 shares) and represents 6.8% of the Company's total outstanding stock. Through March 31, 2000 accretion of preferred stock was $3,595,000. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation.


EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 84% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first quarter of 2000. The Company does not anticipate any termination of programs and contracts in 2000. However, no assurances can be given that such events will not occur.

In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. These appropriations are subject to unforeseen changes in the allocation of the overall Department of Defense budget for government fiscal year (GFY) 2001. It can also be affected by the 2000 national elections resulting from changes in the Administration or leadership in Congress.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to item 7A in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

PART II        OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2         CHANGES IN SECURITIES

Not Applicable

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting will be held on June 2, 2000 at which time proxies and shareholders present will vote on the Directors and the continuation of PricewaterhouseCoopers as the Company's independent accountant to examine the consolidated financial statements for the year ending January 2, 2001.

ITEM 5         OTHER MATERIALLY IMPORTANT EVENTS

Not Applicable

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Exhibits -- 27 Financial Data Schedule

No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SPARTA, INC.


                                        /s/ B. Warren Knudson
                                      -------------------------------
Date:  May 15, 2000                   B. Warren Knudson
                                      Vice President and Chief
                                      Financial Officer
                                      (Principal Finance and
                                      Accounting Officer)

                                 EXHIBIT INDEX

                EXHIBIT
                NUMBER            DESCRIPTION
                -------           -----------
                  27         Financial Data Schedule