Form 10-Q
period 2000-06-30
SPARTA INC /DE
filed 2000-08-16
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended   June 30, 2000
                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                  to
                                   ----------------     ---------------------

    Commission file number    0-21682
                           ------------

                                  SPARTA, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           63-0775889
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer)
incorporation or organization)


 23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA     92653-1595
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

As of July 2, 2000, the registrant had 5,670,226 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                      INDEX


PART I   FINANCIAL INFORMATION

ITEM 1   Quarterly Financial Statements

         Consolidated Statements of Income for the Three and Six Months Periods Ended June 30, 2000 and June 30, 1999 (Unaudited)

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 (Unaudited)

         Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and June 30, 1999 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

SIGNATURE

                                     PART I

                              FINANCIAL INFORMATION

                                  SPARTA, INC.

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                          Three Months ended June 30          Six Months ended June 30
                                        ------------------------------      ------------------------------
                                            2000              1999              2000               1999
                                        ------------       -----------      ------------       -----------
Sales                                   $ 31,973,000       $27,727,000      $ 59,959,000       $53,245,000
                                        ------------       -----------      ------------       -----------

Costs and expenses:

  Labor costs and related benefits        15,934,000        14,438,000        32,158,000        29,447,000

  Subcontractor and other costs           10,410,000         7,877,000        16,167,000        13,666,000

  Facility costs                           2,350,000         2,082,000         4,491,000         3,909,000

  Travel and other                           224,000         1,139,000         1,619,000         1,535,000

  Interest income, net                       (48,000)           43,000           (12,000)          128,000
                                        ------------       -----------      ------------       -----------
                                          28,870,000        25,579,000        54,423,000        48,685,000
                                        ------------       -----------      ------------       -----------

  Income from operations                   3,103,000         2,148,000         5,536,000         4,560,000
  Gain on sale of Raleigh division         4,339,000                           4,339,000
                                        ------------       -----------      ------------       -----------

Income before provision for
  taxes on income                          7,442,000         2,148,000         9,875,000         4,560,000

Provision for taxes on income              2,977,000           859,000         3,950,000         1,824,000
                                        ------------       -----------      ------------       -----------
Net income                              $  4,465,000       $ 1,289,000      $  5,925,000       $ 2,736,000
                                        ============       ===========      ============       ===========
Basic earnings per share                $       0.77       $      0.15      $       0.99       $      0.35
                                        ============       ===========      ============       ===========
Diluted earnings per share              $       0.71       $      0.14      $       0.91       $      0.33
                                        ============       ===========      ============       ===========

     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                         June 30,        December 31,
                                                           2000               1999
                                                       ------------       -----------
                                                       (Unaudited)         (Audited)
ASSETS

Current Assets
  Cash                                                 $ 11,218,000       $   319,000
  Accounts receivable                                    21,765,000        30,410,000
  Prepaid expenses                                          865,000           545,000
  Income taxes receivable                                        --                --
                                                       ------------       -----------
    Total current assets                                 33,848,000        31,274,000

  Equipment and improvements, net                         9,585,000        10,007,000
  Other assets                                            2,026,000         1,904,000
                                                       ------------       -----------
    TOTAL ASSETS                                       $ 45,459,000       $43,185,000
                                                       ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued compensation                                 $  5,546,000       $ 6,486,000
  Accounts payable and other accrued expenses             3,815,000         7,746,000
  Current portion of subordinated notes payable             892,000           972,000
  Income tax payable                                      3,105,000           470,000
  Deferred income taxes                                   1,773,000         1,773,000
                                                       ------------       -----------
    Total current liabilities                            15,131,000        17,447,000

Notes payable                                                    --           951,000
Subordinated notes payable                                  799,000           260,000
Deferred income taxes                                       614,000           614,000

Redeemable Preferred Stock
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; 414,389 and
    447,378 shares issued and outstanding                 5,375,000         5,364,000

Stockholders' equity
  Common stock, $.01 par value,
    25,000,000 shares authorized; 14,376,253 and
    13,886,286 shares issued                                 60,000            56,000
  Additional paid-in capital                             22,464,000        18,439,000
  Retained earnings                                       5,567,000            54,000
  Treasury stock                                         (4,551,000)               --
                                                       ------------       -----------
    Total stockholders' equity                           23,540,000        18,549,000
                                                       ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 45,459,000       $43,185,000
                                                       ============       ===========

     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30
                                                         ------------------------------
                                                             2000               1999
                                                         ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $  5,925,000       $ 2,736,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                           753,000           860,000
      Loss on sale of equipment                                51,000           216,000
      Employee compensation paid in stock                   2,177,000         1,908,000
      Gain on sale of Raleigh Division                     (4,339,000)
      Changes in assets and liabilities:
         Accounts receivable                                8,645,000         3,643,000
         Prepaid expenses                                    (320,000)         (203,000)
         Other assets                                        (123,000)         (221,000)
         Accrued compensation                                (939,000)         (637,000)
         Accounts payable and other accrued expense        (3,931,000)       (3,281,000)
         Income taxes payable/receivable                    2,635,000           835,000
         Deferred income taxes                                     --          (564,000)
      Tax benefit relating to stock plan                      610,000           434,000
                                                         ------------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES        11,144,000         5,726,000
                                                         ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Raleigh Division                   4,800,000
    Capital expenditures                                     (844,000)       (1,405,000)
                                                         ------------       -----------
          NET CASH PROVIDED BY INVESTING ACTIVITIES         3,956,000        (1,405,000)
                                                         ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                           1,242,000         1,186,000
  Redemption of preferred Stock                              (400,000)
  Purchases of treasury stock                              (3,601,000)       (4,092,000)
  Net (repayments) borrowing under line-of-credit
    agreement                                                (951,000)       (1,266,000)
  Principal payments on debt                                 (491,000)          (99,000)
                                                         ------------       -----------
          NET CASH USED IN FINANCING ACTIVITIES            (4,201,000)       (4,271,000)
                                                         ------------       -----------

NET INCREASE IN CASH                                       10,899,000            50,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              319,000           174,000
                                                         ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 11,218,000       $   224,000
                                                         ============       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                             $     32,000       $   136,000
                                                         ============       ===========
    Income taxes                                         $    991,000       $ 1,555,000
                                                         ============       ===========

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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on January 2, 2000 and its second quarter ended July 2, 2000 and corresponding second quarter last year on July 4, 1999. To aid the reader of the financial statements, the year-end has been presented as December 31, 1999 and the quarters and six months ended June 30, 2000 and June 30, 1999.

In the opinion of management, the unaudited financial information for the three and six-month periods ended June 30, 2000 and June 30, 1999 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE C - COMPUTATION OF PER SHARE EARNINGS

                                 THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                -----------------------------       -----------------------------
                                   2000              1999              2000              1999
                                -----------       -----------       -----------       -----------
      BASIC EPS
        Net income              $ 4,465,000       $ 1,289,000       $ 5,925,000       $ 2,736,000
        Less accretion             (174,000)         (438,000)         (411,000)         (756,000)
                                -----------       -----------       -----------       -----------
                                $ 4,291,000       $   851,000       $ 5,514,000       $ 1,980,000
                                ===========       ===========       ===========       ===========
      Shares outstanding          5,600,243         5,648,381         5,587,424         5,593,873

      Per share amounts         $      0.77       $      0.15       $      0.99       $      0.35
                                ===========       ===========       ===========       ===========

      DILUTIVE EFFECT
        Net income              $ 4,465,000       $ 1,289,000       $ 5,925,000       $ 2,736,000
        Less accretion             (174,000)         (438,000)         (411,000)         (756,000)
                                -----------       -----------       -----------       -----------
                                $ 4,291,000       $   851,000       $ 5,514,000       $ 1,980,000
                                ===========       ===========       ===========       ===========

      Shares outstanding          5,600,243         5,648,381         5,587,424         5,593,873
      Stock options                 335,538           541,945           338,308           263,836
      Deferred Stock                114,347            87,395           114,347            87,395
                                -----------       -----------       -----------       -----------
                                  6,050,128         6,277,721         6,040,079         5,945,104

         Per share amounts      $      0.71       $      0.14       $      0.91       $      0.33
                                ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference refer to the Company's Form 10-K for the year ended December 31, 1999.

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS

                                             Three months ended June 30       Six months ended June 30
                                             --------------------------      --------------------------
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------
Sales                                        31,973,000      27,727,000      59,959,000      53,245,000
Gross profit (1)                              2,782,000       2,555,000       5,706,000       4,825,000
Gross profit as a % of costs                       9.53%          10.15%          10.52%           9.96%
Net income excluding Raleigh sale (2)         1,864,000       1,289,000       3,024,000       2,736,000
Net income including gain on Raleigh (2)      4,465,000       1,289,000       5,925,000       2,736,000
Number of staff                                     777             721             777             721

                                                                            Balance at
                                                            -------------------------------------------
                                                              June 30       December 31      June 30
                                                               2000             1999           1999
                                                            -----------     -----------     -----------
Funded 12 month backlog                                      54,700,000      41,900,000      50,000,000
Total 12 month contract backlog                             128,500,000     116,200,000     116,600,000
Stockholders equity                                          23,540,000      18,549,000      16,820,000
Equity per share (3)                                               4.14            3.30            2.97
Stock repurchase notes                                        1,691,000       1,232,000       1,172,000
Line of credit                                                       --         951,000              --
Number in days sales in receivables                                  66              80              75
Current ratio                                                       2.2             1.8             2.3

-------------------
(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2) Prior to adjustments for interest and accretion on stock - See Note D.

(3) Equity per share is based on outstanding shares of common stock.

REVENUES

The Company's contract revenues for the second quarter were up 15.3% from the corresponding three-month period in 1999 due to increased project billings including the effect of new work as described below. Gross profit for the three-month period ended June 30, 2000 was up 8.9% when compared to the corresponding period of 1999. Gross profit as a percent of costs decreased from 10.2% to 9.5% for the corresponding period in 1999. The small decrease in the profit rate for the quarter represents a return to historical profit rates.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had one major competitive win during this quarter. The Space and Missile Defense Operation won the Engineering Analysis Design and Development
(EADD) contract as a prime contractor for Air Force Space and Missile Command (AF SMC). This contract is estimated to be worth $100,000,000 to $150,000,000 over the five-year period of performance.

The Company also had one major competitive loss during this quarter. The Integrated Data Systems Operation lost a $5,000,000 five-year bid for Terminal High Altitude Air Defense (THADD) logistics to Lockheed-Martin Company.

Annualized contract backlog increased 5.3% in the second quarter over backlog at the end of the first quarter, and increased 10.8% over backlog at the beginning of the year. Backlog increased from $122,000,000 at the end of the first quarter to $128,500,000 at the end of the second quarter. Proposal backlog increased $21,600,000 in the quarter to $72,000,000 as a number of large proposals were written and submitted to customers. Opportunity backlog remains high and additional proposals will be written in the next two quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $12,000,000. There were no borrowings against the Company's line of credit as of the end of the 2nd quarter, the same as at the end of the corresponding period in 1999. The reduction in borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction of investment in product initiatives. Additionally, at the start of the second quarter, the Company was authorized by the Defense Contract Audit Agency (DCAA) to participate in the Direct Billing Initiative (DBI) program. Under this program, interim (i.e. except for first and last) vouchers can be directly submitted to the Defense Finance and Accounting Service (DFAS), NASA, and the Maryland Procurement office (MPO). DBI reduces the time between submittal and payment of vouchers and reduces days sales outstanding (DSO). DSO decreased to 66 days at June 30, 2000 from 75 days at June 30, 1999. The Company continues to actively monitor receivables with emphasis placed on collection activities and bi-monthly billing if allowed under the contract. The Company's debt-to-equity ratio, as defined by the bank, was 0.5 at June 30, 2000 versus
0.5 at December 31, 1999 and 0.4 at June 30, 1999. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

The Company increased stockholders' equity from $18,549,000 at the end of 1999 to $23,540,000 at June 30, 2000. The Company's strong earnings and net proceeds from the sale and repurchase of stock have accounted for approximately $2,390,000 of the nearly $5,000,000 increase. In the second quarter the Company sold its Advanced Signal Processing Division (ASPD) in Raleigh, N. C., to JSI, a Canadian company. The purchase price was equal to approximately six times annual revenues of ASPD. The net gain after taxes on this sale accounted for the rest of the increase in stockholders' equity.

STOCK PURCHASE AGREEMENT

Under the Stock Purchase Agreement, which the Company entered into with Science Applications International Corporation ("SAIC") in November, 1994, SAIC purchased $2,400,000 of Company Preferred Stock in 1994, 1995 and 1996 totaling 569,039 shares. By agreement with SAIC, the Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. Preferred stock held by SAIC as of June 30, 2000 totaled 414,389 shares and represents 5.4% of the Company's total outstanding stock. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 85% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the second quarter of 2000. The Company does not anticipate any termination of programs and contracts in 2000. However, no assurances can be given that such events will not occur.

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

Refer to item 7A in the Company's Annual Report on Form 10K for the year ended January 2, 2000.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2   CHANGES IN SECURITIES

         Not Applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on June 2, 2000 at which time proxies and shareholders present voted for the Directors and the continuation of Pricewaterhouse Coopers as the Company's independent accountant to examine the consolidated financial statements for the year ending December 31, 2000.

ITEM 5   OTHER MATERIALLY IMPORTANT EVENTS

         Not Applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number                 Description
             -------                -----------
              27             Financial Data Schedule

         (b) No report(s) on Form 8-K were filed by the Company during the fiscal quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPARTA, INC.


                                         /s/ B. Warren Knudson
                                         ------------------------------------
Date: August 16, 2000                    B. Warren Knudson
                                         Vice President and Chief
                                         Financial Officer
                                         (Principal Finance and
                                         Accounting Officer)

                                 EXHIBIT INDEX


             Exhibit
             Number               Description
             -------              -----------
              27             Financial Data Schedule