Form 10-Q
period 2000-09-30
SPARTA INC /DE
filed 2000-11-15
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended  September 30, 2000
                                   --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to __________________

    Commission file number  0-21682
                           ---------


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

As of October 1, 2000, the registrant had 5,593,721 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I   FINANCIAL INFORMATION                                               3

ITEM 1   Quarterly Financial Statements                                      4

         Consolidated Balance Sheets as of September 30, 2000
         (Unaudited) and December 31, 1999                                   4

         Consolidated Statements of Income for the Three and
         Nine Month Periods Ended September 30, 2000 and
         September 30, 1999 (Unaudited)                                      5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30,
         1999 (Unaudited)                                                    6

         Notes to Consolidated Financial Statements                          7

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk          9


PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings                                                  10

ITEM 2   Changes in Securities                                              10

ITEM 3   Defaults Upon Senior Securities                                    10

ITEM 4   Submission of Matters to a Vote of Security Holders                10

ITEM 5   Other Information                                                  10

ITEM 6   Exhibits and Reports on Form 8-K                                   10

SIGNATURE                                                                   11

                                     PART I

                              FINANCIAL INFORMATION

                                  SPARTA, INC.

                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 2000                 1999
                                                             ------------         -----------
                                                              (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                       $ 10,212,000         $   319,000
  Accounts receivable                                          24,709,000          30,410,000
  Prepaid expenses                                                703,000             545,000
                                                             ------------         -----------
    TOTAL CURRENT ASSETS                                       35,624,000          31,274,000

  Equipment and improvements, net                               9,611,000          10,007,000
  Other assets                                                  2,068,000           1,904,000
                                                             ------------         -----------
    TOTAL ASSETS                                             $ 47,303,000         $43,185,000
                                                             ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                       $  6,315,000         $ 6,486,000
  Accounts payable and other accrued expenses                   4,302,000           7,746,000
  Current portion of subordinated notes payable                   705,000             972,000
  Income tax payable                                            2,558,000             470,000
  Deferred income taxes                                         1,773,000           1,773,000
                                                             ------------         -----------
    TOTAL CURRENT LIABILITIES                                  15,653,000          17,447,000

NOTES PAYABLE                                                          --             951,000

SUBORDINATED NOTES PAYABLE                                        693,000             260,000

DEFERRED INCOME TAXES                                             614,000             614,000

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; 379,154 and 447,378 shares issued
    and outstanding                                             5,596,000           5,364,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares
    authorized; 6,147,063 and 5,610,805 shares issued              61,000              56,000
  Additional paid-in capital                                   24,033,000          18,439,000
  Retained earnings                                             8,015,000              54,000
  Treasury stock                                               (7,362,000)                 --
                                                             ------------         -----------
    TOTAL STOCKHOLDERS' EQUITY                                 24,747,000          18,549,000
                                                             ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 47,303,000         $43,185,000
                                                             ============         ===========


See accompanying notes

                                  SPARTA, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                          THREE MONTHS ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                          --------------------------------        --------------------------------
                                              2000                1999                 2000                 1999
                                          ------------         -----------        ------------         -----------
Sales                                     $ 33,224,000         $29,458,000        $ 93,182,000         $82,702,000
                                          ------------         -----------        ------------         -----------

COSTS AND EXPENSES:

  Labor costs and related benefits          17,101,000          14,811,000          49,259,000          44,258,000

  Subcontractor & other costs                7,926,000           9,157,000          24,093,000          22,823,000

  Facility costs                             2,205,000           2,011,000           6,697,000           5,920,000

  Travel and other                             936,000             695,000           2,554,000           2,228,000

  Interest (income) expense, net              (152,000)             17,000            (164,000)            145,000
                                          ------------         -----------        ------------         -----------
                                            28,016,000          26,691,000          82,439,000          75,374,000
                                          ------------         -----------        ------------         -----------

  Income from operations                     5,208,000           2,767,000          10,743,000           7,328,000
  Gain on sale of Raleigh division                                                   4,339,000
                                          ------------         -----------        ------------         -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                            5,208,000           2,767,000          15,082,000           7,328,000

PROVISION FOR TAXES ON INCOME                2,083,000           1,107,000           6,033,000           2,931,000
                                          ------------         -----------        ------------         -----------
NET INCOME                                $  3,125,000         $ 1,660,000        $  9,049,000         $ 4,397,000
                                          ============         ===========        ============         ===========
BASIC EARNINGS PER SHARE                  $       0.44         $      0.21        $       1.45         $      0.57
                                          ============         ===========        ============         ===========
DILUTED EARNINGS PER SHARE                $       0.40         $      0.19        $       1.33         $      0.52
                                          ============         ===========        ============         ===========


See accompanying notes

                                  SPARTA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                   --------------------------------
                                                                       2000                 1999
                                                                   ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $  9,049,000         $ 4,397,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   1,237,000           1,313,000
      Loss on sale of equipment                                         112,000             213,000
      Employee compensation paid in stock                             2,791,000           2,486,000
      Gain on sale of Raleigh Division                               (4,339,000)
      Changes in assets and liabilities:
         Accounts receivable                                          5,700,000           3,593,000
         Prepaid expenses                                              (158,000)            104,000
         Other assets                                                  (164,000)            (38,000)
         Accrued compensation                                          (171,000)           (638,000)
         Accounts payable and other accrued expense                  (3,444,000)         (2,894,000)
         Income taxes payable/receivable                              2,089,000             (95,000)
         Tax benefit relating to stock plan                             874,000             655,000
                                                                   ------------         -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES              13,576,000           9,096,000
                                                                   ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Raleigh Division                             4,800,000
   Capital expenditures                                              (1,513,000)         (2,007,000)
                                                                   ------------         -----------
              NET CASH PROVIDED BY INVESTING ACTIVITIES               3,287,000          (2,007,000)
                                                                   ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                     1,934,000           1,747,000
  Redemption of preferred Stock                                        (757,000)         (1,001,000)
  Purchases of treasury stock                                        (6,412,000)         (5,919,000)
  Net (repayments) borrowing under line-of-credit agreement            (951,000)         (1,266,000)
  Principal payments on debt                                           (784,000)           (497,000)
                                                                   ------------         -----------
              NET CASH USED IN FINANCING ACTIVITIES                  (6,970,000)         (6,936,000)
                                                                   ------------         -----------

NET INCREASE IN CASH                                                  9,893,000             153,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        319,000             174,000
                                                                   ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 10,212,000         $   327,000
                                                                   ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $     56,000         $   159,000
                                                                   ============         ===========
    Income taxes                                                   $  3,370,000         $ 3,024,000
                                                                   ============         ===========

See accompanying notes

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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on January 2, 2000 and its third quarter ended October 1, 2000 and corresponding third quarter last year on October 3, 1999. To aid the reader of the financial statements, the year-end has been presented as December 31, 1999 and the quarters and nine months ended September 30, 2000 and September 30, 1999.

In the opinion of management, the unaudited financial information for the three and nine-month periods ended September 30, 2000 and September 30, 1999 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE C - COMPUTATION OF PER SHARE EARNINGS

                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                   SEPTEMBER 30                       SEPTEMBER 30
                          -----------------------------       -----------------------------
                              2000             1999              2000              1999
                          -----------       -----------       -----------       -----------
BASIC EPS
  Net income              $ 3,125,000       $ 1,660,000       $ 9,049,000       $ 4,397,000
  Less accretion             (679,000)         (483,000)       (1,036,000)       (1,240,000)
                          -----------       -----------       -----------       -----------
                          $ 2,446,000       $ 1,177,000       $ 8,013,000       $ 3,157,000
                          ===========       ===========       ===========       ===========

Shares outstanding          5,600,243         5,648,381         5,544,540         5,541,212

Per share amounts         $      0.44       $      0.21       $      1.45       $      0.57
                          ===========       ===========       ===========       ===========

DILUTIVE EFFECT
  Net income              $ 3,125,000       $ 1,660,000       $ 9,049,000       $ 4,397,000
  Less accretion             (679,000)         (483,000)       (1,036,000)       (1,240,000)
                          -----------       -----------       -----------       -----------
                          $ 2,446,000       $ 1,177,000       $ 8,013,000       $ 3,157,000
                          ===========       ===========       ===========       ===========

Shares outstanding          5,600,243         5,648,381         5,544,540         5,541,212
Stock options                 383,214           594,081           353,393           412,357
Deferred Stock                114,347           102,395           114,347           102,395
                          -----------       -----------       -----------       -----------
                            6,097,804         6,344,857         6,012,280         6,055,964

   Per share amounts      $      0.40       $      0.19       $      1.33       $      0.52
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

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS

                                      Three months ended                 Nine months ended
                                          September 30                      September 30
                                  ---------------------------       ---------------------------
                                     2000             1999             2000             1999
                                  ----------       ----------       ----------       ----------
Sales                             33,224,000       29,458,000       93,182,000       82,702,000
Gross profit (1)                   5,229,000        2,676,000       10,935,000        7,501,000
Gross profit as a % of costs           18.68%            9.99%           13.30%            9.97%
Net income                         3,125,000        1,660,000        9,049,000        4,397,000
Number of staff                          749              724              749              724

                                                              Balance at
                                           --------------------------------------------------
                                           September 30       December 31        September 30
                                              2000               1999                1999
                                           -----------        -----------        ------------
Funded 12 month backlog                     41,100,000         41,900,000         44,200,000
Total 12 month contract backlog            138,500,000        116,200,000        123,900,000
Stockholders equity                         24,747,000         18,549,000         17,070,000
Equity per share (2)                              5.10               3.30               3.06
Stock repurchase notes                       1,398,000          1,232,000          1,230,000
Line of credit                                      --            951,000                 --
Number in days sales in receivables                 69                 80                 71
Current ratio                                      2.3                1.8                2.4

-----------------
(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2) Equity per share is based on outstanding shares of common stock

REVENUES

The Company's contract revenues for the third quarter and the first nine months of 2000 were up 12.8% and 12.7%, respectively, from the corresponding periods in 1999 due to increased project billings, including the effect of new work as described below. Gross profit for the three-month and nine-month periods ended September 30, 2000 was up 95% and 46%, respectively, when compared to the corresponding periods of 1999. Gross profit as a percent of costs increased from 9.99% to 18.68% for the corresponding quarter in 1999 and increased from 9.97% to 13.30% for the respective nine month period in 1999. The increase in profitability during the third quarter of 2000 compared with the same period in 1999 was driven primarily by the uncharacteristically high gross margin on one contract.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had one major competitive win and four major competitive losses during the quarter. The major win was the TEIS contract, won by C4I Operation as a subcontractor to Signal Corp. The Company share is expected to be worth at least $10,000,000 over 5 years. The major competitive losses consisted of one bid as a prime contractor and three as subcontractor. The bid as prime contractor was a $20,000,000 5-year bid by INS Operation for Analytical Systems support to Missile and Space Intelligence Center [MSIC]. The bids as subcontractor consisted of a $10,000,000 8-year bid by SMD Operation as a subcontractor to TRW for ISC2 Phase 2; a $3,500,000 5-year bid by DSS Operation as subcontractor to Boeing for AADC Phase 2; and a $2,500,000 5-year bid by TS Operation as subcontractor to DynCorp for Airborne Sciences.

Annualized contract backlog increased 7.8% in the third quarter over backlog at the end of the second quarter, and increased 16.1% over backlog at the beginning of the year. Backlog increased from $128,500,000 at the end of the second quarter to $138,500,000 at the end of the third quarter. Proposal backlog declined $5,000,000 in the quarter to $67,000,000. Opportunity backlog remains high and additional proposals will be written in the next quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $10,000,000. There were no borrowings against the Company's line of credit as of the end of the 3rd quarter, the same as at the end of the corresponding period in 1999. The reduction in borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction of investment in product initiatives. Additionally, at the start of the second quarter, the Company was authorized by the Defense Contract Audit Agency (DCAA) to participate in the Direct Billing Initiative (DBI) program. Under this program, interim (i.e. except for first and last) vouchers can be directly submitted to the Defense Finance and Accounting Service (DFAS), NASA, and the Maryland Procurement office (MPO). DBI reduces the time between submittal and payment of vouchers and reduces days sales outstanding (DSO). DSO decreased to 69 days at September 30, 2000 from 71 days at September 30, 1999. The Company continues to actively monitor receivables with emphasis placed on collection activities and bi-monthly billing if allowed under the contract. The Company's debt-to-equity ratio, as defined by the bank, was 0.4 at September 30, 2000 versus 0.5 at December 31, 1999 and 0.4 at September 30, 1999. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

Stockholders' equity increased by $6,198,000, from $18,549,000 at December 31, 1999 to $24,747,000 at September 30, 2000. The increase in stockholders' equity was due primarily to the Company's strong earnings and net proceeds from the sale of Common Stock; offset somewhat by the purchase of Treasury Stock. Additionally, the sale of the Advanced Signal Processing Division (ASPD) in Raleigh, N.C., to JSI, a Canadian company, contributed $2,610,000 to stockholders' equity.

STOCK PURCHASE AGREEMENT

Under the Stock Purchase Agreement, which the Company entered into with Science Applications International Corporation ("SAIC") in November, 1994, SAIC purchased $2,400,000 of Company Preferred Stock in 1994, 1995 and 1996 totaling 569,039 shares. By agreement with SAIC, the Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. Preferred stock held by SAIC as of September 30, 2000 totaled 379,154 shares and represents 4.9% of the Company's total outstanding stock. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 85% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the third quarter of 2000. The Company does not anticipate any termination of programs and contracts in 2000. However, no assurances can be given that such events will not occur.

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

ITEM 5  OTHER INFORMATION

        Not Applicable

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

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



                                                SPARTA, INC.


                                                /s/ B. Warren Knudson
                                                --------------------------------
Date: November 15, 2000                             B. Warren Knudson
                                                    Vice President and Chief
                                                    Financial Officer
                                                    (Principal Finance and
                                                    Accounting Officer)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                   DESCRIPTION
         -------                  -----------

           27                Financial Data Schedule