Form 10-K405
period 2000-12-31
SPARTA INC /DE
filed 2001-04-02
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 28, 2001 was $81,386,598.

As of February 28, 2001, 5,180,560 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
PART 1

     ITEM 1.   BUSINESS............................................................................... 1

     ITEM 2.   PROPERTIES............................................................................. 7

     ITEM 3.   LEGAL PROCEEDINGS...................................................................... 7

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 7

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.................................................................... 8

     ITEM 6.   SELECTED FINANCIAL DATA................................................................11

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS....................................................12

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................15

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................15

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE....................................................15

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................15

     ITEM 11.  EXECUTIVE COMPENSATION.................................................................18

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.............................................................................21

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................22

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K...............................................................................23

                                     PART I

ITEM 1. BUSINESS

General

        The Management's Discussion and Analysis of Financial Condition and Results of Operations, and certain other portions of this report on Form 10-K, contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933. These forward-looking statements include, among others, statements using terminology such as "may", "will", "expects", "plans", "estimates", or "anticipates" or the negative thereof, or other terminology regarding beliefs, plans expectations or intentions regarding the future. These forward-looking statements involve risks and uncertainties. Those risks and uncertainties, among others, include the variability of government funding, changing geopolitical conditions, possible changes in government procurement procedures, and the availability of highly skilled and educated employees required by the Company. Accordingly, the Company's actual results may differ significantly from those projected in the forward-looking statements. All forward-looking statements contained in this report on Form 10-K are made as of the date of this report, based on information that is available to the Company as of the date of this report, and the Company assumes no obligation to update any forward-looking statement. A reader of this report on Form 10-K should also carefully review the information set forth in other documents and reports that the Company files from time to time with the Securities and Exchange Commission.

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

        In 1995, a subsidiary, Commercial Technology, Inc. ("CTI"), was formed and in 1996, 1997, and 1998 did business as SPARTA Marine Instrumentation. In the last quarter of 1998, all active contracts in CTI were contractually assigned to and assumed by another entity unaffiliated with the Company. At the end of 2000, a new subsidiary, ST SPARTA, Inc. ("ST SPARTA"), was formed, and SPARTA's Technical Services Operation was transferred to ST SPARTA. As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company and it subsidiaries.

        Performance of scientific, engineering, technical and other services, under contracts with Department of Defense ("DOD") agencies, either as a prime contractor or subcontractor, accounted for approximately 85% of the Company's revenues in the fiscal year ended December 31, 2000. Contracts to other non-DOD government agencies like NASA accounted for an additional 12% of the Company's revenues and 3% of the Company's revenues were derived from non-government customers.

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

        The Ballistic Missile Defense Organization ("BMDO") was established as a separate agency of the Department of Defense to integrate into a single agency all the military activities carried out for defense against ballistic missiles by the U.S. Air Force, the U.S. Army and the U.S. Navy. The BMDO is an umbrella organization that funds and supervises technology and system development for defensive systems which defend against both nuclear and non-nuclear ballistic missiles. Contracts for scientific, engineering and technical assistance services for the BMDO have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent congressional concern about the proliferation of nuclear weapons has stabilized government funding in this area. Because of this, BMD continues to be a steady and large part of the Company's business. In 2000, 1999 and, 1998 BMD revenues accounted for 38%, 37% and 39%, respectively, of sales. Government BMDO funding for government fiscal year ("GFY") 2000 was $3.86 billion, down from $4.2 billion in GFY 1999. The program, as restructured starting in GFY 1994, emphasized Theater Missile Defense ("TMD") rather than National Missile Defense ("NMD"). On July 23, 1999, President Clinton signed the National Missile Defense Act of 1999, which calls for the implementation of a system to protect against limited attacks "as soon as is technologically possible." President George W. Bush, who took office in January of 2001, has made NMD a defense priority. A deployment decision on NMD will probably be made in GFY 2001.

        The BMDO budget appropriation for GFY 2001 has increased to $4.75 billion with renewed emphasis on NMD, as well as continuing support of TMD. Governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect BMD. As a result, there can be no assurance that the present commitment of the United States to BMD will continue or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and Defense Department agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, which is the impetus for the NMD Act of 1999 and President Bush's NMD priority, will result in the continued funding of strategic defense programs by these agencies.

        The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements. The Company has employees in twenty-four offices, in five companies, and at ten government facilities. The offices are in twelve states in proximity to government agencies and private contractors for which services are performed. The Company's three business sectors are given substantial autonomy in identifying and pursuing business opportunities for the Company.

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

        In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. In addition, there has been a strong movement in acquisition reform resulting from the Federal Acquisition Streamlining Act ("FASA"). Although most experts agree that procurement reform has not been very favorable to small business, it has not adversely impacted the Company's business to date. Another initiative within the government is to out-source all services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. In the area of government contracting, the government is now using mostly GSA labor schedules (Information Technology and Professional Engineering Services) incorporated into indefinite delivery, indefinite quantity (IDIQ) multiple award/task order type contracts for engineering and advisory type services. The nature of these contracts adds uncertainty as to receiving task orders due to the multiple awards made for the basic contracts.

Company Strategy

        The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 750 employees, of which approximately 70% have earned undergraduate and/or advanced degrees in a wide variety of disciplines including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

        The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past eight years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility information systems support work for NASA.

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

        Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company is now pursuing the development of products and services that exploit these military technologies in the commercial marketplace. Significant investments were made in 1996, 1997, and 1998 for these technologies. In 1999 and 2000, investment in these technologies continued but at a reduced rate. Such technologies include lasers for interferometers, lasers for ordnance and mine neutralization, information assurance and manufacturing processes for composite materials. There were no significant sales of these technologies or products in the commercial marketplace in 2000.

Organization

        In January of 2001, Dr. Robert C. Sepucha was named Chief Operating Officer and will replace Wayne R. Winton as Chief Executive Officer in May of 2001. Mr. Winton will remain as Chairman of the Board of Directors. In January of 2001, Mr. John O. Carroll replaced Dr. Sepucha as Sector President of the Defense and Space Systems Sector. In 2000, the Company continued to be organized in the following three sectors: (1) Information Systems Sector, (2) Defense and Space Systems Sector and (3) Hardware Systems Sector. This approach, implemented in 1996, integrates the Company's capabilities and resources for key business targets and provides dedicated and focused business development leadership for each of those business areas. In May of 2000, the Information Systems Sector sold its Signal Processing Division in Raleigh, North Carolina. Shown below is a summary of the business areas of each sector:

        Defense and Space Systems Sector - This sector performs systems formulation, analysis, engineering, and design for advanced military and space systems.

        Hardware Systems Sector - This sector performs engineering services and hardware analysis, design and development and production of products for military and commercial applications. SPARTA's wholly-owned subsidiary, ST SPARTA, reports to this sector.

        Information Systems Sector - This sector works on networked computer and communication systems and software and hardware technologies, and provides services and software products for government and commercial applications.

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

        The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is now a government mandated award criteria factor. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices at twenty-four locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at government customer facilities in ten locations. The Company's business sectors are given substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

        The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Woodside Summit Group, Computer Sciences Corporation, TRW, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed-Martin, TRW and Raytheon, among others.

U.S. Government Contracts

        Approximately 97% of the Company's fiscal year 2000 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the Department of Defense. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts are of the task order or delivery order type.

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

        All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended January 3, 1999 (fiscal year 1998). Indirect contract costs for periods subsequent to fiscal year 1998 have been recorded at amounts, which are expected to be realized upon final settlement. It's expected that fiscal year 1999 will be audited and settled with the DCAA in fiscal year 2001.

        The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 2000. The Company does not anticipate any termination of programs and contracts in 2001. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company also would materially affect the revenues and income of the Company.

        In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall Department of Defense budget. The Company's business can also be affected by new presidential administrations and/or changes in the composition of Congress. It also can be affected by any disagreement or significant delay between Congress and the Administration in reaching a defense budget accord.

Backlog

        The following table shows the dollar amount of the Company's 12-month backlog at the dates stated:


                                                   December 31,       January 2,
                                                       2000              2000
                                                   ------------      ------------
 Funded 12-Month Backlog                           $ 57,300,000      $ 41,900,000
 Unfunded 12-Month Backlog                         $ 74,600,000      $ 74,300,000
                                                   ------------      ------------
   Total Funded/Unfunded Contract Backlog          $131,900,000      $116,200,000


        Funded backlog represents all current contracts expected to be performed during the next 12 months for which the Company has received funding. Unfunded 12-month backlog includes the 12-month expected value of future incremental funding on existing or negotiated contracts. As a resultof U.S. government funding practices, most of the Company's funded backlog at any given date is represented by work that will be performed within twelve months.

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

Employees

        Most of the Company's employees are highly skilled and educated. Approximately 70% of the Company's employees have college degrees, and 30% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer science and business and management. The Company's professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.

        The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2000, the Company experienced a higher turnover of employees than in 1999 and 1999 was a poor year by Company standards. Although an intensive effort was made in 2000 to improve voluntary turnover, the high demand for technical staff in both the commercial marketplace and the government contractor marketplace prevented significant gains from being made. The Company was able to attract and hire 236 full-time employees in 2000 to replace 218 terminating employees and increase full-time employees by just 18. The Company believes that continuation of strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance its employee stock ownership program, and maintain its other incentives at industry comparable levels. Notwithstanding continued growth and the associated strong compensation incentives that result from such growth, there is a shortage across the country of certain technical personnel that the Company needs to perform in its business areas. Although improving recruitment and employee retention are primary objectives of the Company in 2001, it is uncertain if the Company will be able to reduce turnover in 2001 or achieve its recruitment goals. Future growth, however, is dependent on achieving these goals.

        At December 31, 2000, the Company employed 750 equivalent full-time employees, approximately 80% of whom are based in the Company's facilities in California, Virginia, and Alabama. The Company believes that its employee relations are good. The Company has not experienced any labor disputes or work stoppages in 2000 or in any prior years.

ITEM 2. PROPERTIES

        The Company's corporate office, comprised of approximately 12,300 square feet of office space leased through May, 2003, is located in Laguna Hills, California. The Company's leased offices, aggregating approximately 283,500 square feet in twenty-four locations in twelve states, include major offices in the cities of Huntsville, Alabama; San Diego, California; Lancaster, California; El Segundo, California; La Jolla, California; Billerica, Massachusetts; Rosslyn, Virginia; McLean, Virginia; Columbia, Maryland; Colorado Springs, Colorado; and Orlando, Florida. Leases on these and other Company facilities expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities during the fiscal year ended December 31, 2000, was approximately $4,494,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Public Market: Internal Repurchase Program

        Except as noted below, its current employees and directors primarily own the Company. Accordingly, the Company's 1997 Stock Plan (the "Stock Plan") and the Company's Certificate of Incorporation place restrictions on the transferability of the Company's Common Stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company's securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of Common Stock owned by the Company's stockholders, the Company has established and maintains a program which permits the Company's stockholders to offer all or any portion of their shares (except shares of "unvested" stock) for sale to the Company on February 21, May 21, August 21 or November 21 of any year or at such other interim dates as the Board of Directors of the Company may designate from time to time (each a "Stock Repurchase Date"), at a per share price equal to the Formula Price (as hereinafter defined) as of such Stock Repurchase Date.

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

        The Company's policy prior to 1994 was to buy back the stockholdings of all individuals leaving the Company, so as to retain all stockholdings among active employees. The 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Consequently, in April of 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. In 1997, it again became the Company's policy to repurchase the stockholdings of terminating employees and the Company has done so since 1997. In support of this policy the Board of Directors authorized the Company's Chief Executive Officer to issue, at his discretion, promissory notes to repurchase stock held by terminating employees. Eight new promissory notes were issued in 1999 and two new promissory notes were issued in 2000 to repurchase stock with a value of $1,114,000 and $950,000, respectively. The percentage of the Company's outstanding Common Stock held by former employees decreased from 4.8% (291,000 shares) at the end of 1999 to 4.5% (268,000 shares) at the end of 2000.

        In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC was obligated to buy, during the first year of the Agreement, shares of the Company's Preferred Stock with an aggregate price of $1,200,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The Agreement also grants SAIC the right to require the Company to repurchase all of the Preferred Stock held by SAIC at the then current Formula Price. Repurchase of the stock shall be in cash to the extent that such cash repurchase does not cause the Company to violate its self-imposed stock repurchase limitation. In that event, that portion which cannot be paid in cash shall be paid in a subordinated promissory note. The Company has used the proceeds from sales of Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC discontinued its purchase of Preferred Stock in November 1996. The Company began quarterly repurchases of the Preferred Stock held by SAIC in May 1999, using funds as available within the stock repurchase limitation. As of December 31, 2000, SAIC owned 367,780 shares of Preferred Stock, which represented 6.2% of the total outstanding capital stock of the Company. It is the Company's intent, with which SAIC agrees, to continue repurchasing stock held by SAIC using funds as available within the quarterly stock repurchase limitation.

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

                    Formula Price = SE + SN + CX + (7FG x A)
                                    ------------------------
                                            SI + SV

Where:

        SE = Stockholders' equity which includes all Common and Preferred Stock

        SN = Aggregate principal amount of subordinated notes (long term portion)

        CX = Aggregate exercise price of vested stock options

        SI = Number of shares of Common and Preferred Stock issued and outstanding

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

        The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity might require the Board of Directors to make a change in the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed periodically by an independent outside appraisal firm to see that the Formula is producing a price within a range of fair market value. It was last reviewed in April of 2000. The results of that review determined that the Formula was producing a fair market value.

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

Price Range of Common Stock

        Shares which are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder's association with the Company, are generally repurchased at a price which is equal to the Formula Price then in effect. The following table sets forth information regarding the Formula Price of the Common Stock for the periods beginning on the dates indicated:

                              Formula Price
                        per Share of Common Stock
                        -------------------------
                            2000          1999
                        ----------      ---------
January 21                $  12.55      $   9.71
April 21                     12.97         10.48
July 21                      14.76         11.50
October 21                   16.06         11.99


Dividend Policy

        The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

        As of December 31, 2000, there were approximately 821 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 31, 2000. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.

Operating Data:


                                                                 Years Ended December 31(1)
                                                       (Amounts in thousands except EPS and share data)
                                         --------------------------------------------------------------------------
                                            2000            1999            1998            1997            1996
                                         ----------      ----------      ----------      ----------      ----------
Sales                                    $  126,766      $  115,143      $   97,695      $   85,470      $   67,784
Costs and expenses                          113,266         108,988          89,585          77,963          62,501
Net income (2)                               10,699           6,155           4,704           5,105           3,083
Basic earnings per share(3)              $     1.65      $     0.85      $     0.62      $     0.75      $     0.42
Diluted earnings per share(3)            $     1.52      $     0.76      $     0.56      $     0.70      $     0.41
Adjusted earnings per share (4)          $     1.18                                      $     0.58

Weighted average Common
    Stock outstanding                     5,995,223       6,204,923       6,150,996       6,032,548       6,053,728


Balance Sheet Data:


                                                              Years Ended December 31(1)
                                                                (Amounts in thousands)
                                              -----------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                              -------      -------      -------      -------      -------
Total assets                                  $51,542      $43,185      $37,770      $33,209      $29,054
Working capital                                21,738       13,827       11,830       12,353       10,010
Long term liabilities,
including redeemable Preferred Stock            7,192        7,189        7,373        8,907        6,962
Stockholders' equity                           25,608       18,549       15,838       12,452       10,485


(1) The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. However, in 1997 and prior, the fiscal year ended on the Friday closest to December 31. The last five fiscal years have ended on December 31, 2000; January 2, 2000; January 3, 1999; January 2, 1998; and January 3, 1997. For ease of presentation of summary financial data, the year-ends have been presented as December 31.

(2) Net income in 1997 includes the non-recurring receipt of proceeds from an insurance policy on the life of a director and former officer of the Company. Net income in 2000 includes the non-recurring receipt of proceeds from the sale of the Company's Raleigh, North Carolina division.

(3) Earnings per share ("EPS") have been computed for prior years in conformance with the Statement of Financial Accounting Standards ("SFAS") No. 128.

(4) Adjusted earnings per share for 1997 do not include the impact of proceeds from an insurance policy on the life of a director and former officer of the Company on diluted earnings per share. Adjusted earnings per share for 2000 do not include the impact of the Company's Raleigh, North Carolina Division on diluted earnings per share of proceeds from the sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


                                                  Information Summarizing Operating Results
                                                               at December 31,
                                              --------------------------------------------------
                                                   2000               1999               1998
                                              ------------       ------------       ------------
Sales                                         $126,766,000       $115,143,000       $ 97,695,000
   BMD                                                  38%                37%                39%
   Other DOD                                            46%                46%                49%
   Non-DOD                                              16%                17%                12%
Gross Profits(1)                              $ 13,493,000       $ 10,094,000       $  8,891,000
Profits as a percentage of costs                      11.9%               9.6%              10.0%
Net income from operations                    $  8,096,000       $  6,155,000       $  4,704,000
Net income (2)                                $ 10,699,000       $  6,155,000       $  4,704,000


(1) The Company defines gross profits as sales less costs and expenses excluding interest cost and certain expenses which cannot be charged to its government customers.

(2) Net income for 2000 includes $2,603,000 of proceeds from the sale of the Raleigh, North Carolina division.


                                      Information Summarizing Financial Position
                                                   at December 31,
                                    ---------------------------------------------
                                        2000             1999             1998
                                    -----------      -----------      -----------
Stockholders' equity                $25,608,000      $18,549,000      $15,838,000
Equity per share(1)                        4.61             3.30             2.81
Stock repurchase notes                1,101,000        1,232,000          833,000
Notes payable                       $         0      $   951,000      $ 1,266,000


(1) Equity per share is based on outstanding shares of Common Stock.


                                                        Backlog
                                    ------------------------------------------------
                                        2000              1999              1998
                                    ------------      ------------      ------------
Funded 12-month backlog             $ 57,300,000      $ 41,900,000      $ 37,600,000
Unfunded 12-month backlog             74,600,000        74,300,000        67,100,000
Total contract backlog              $131,900,000      $116,200,000      $104,700,000


                                                    Financial Ratios
                                              ------------------------------
                                               2000        1999        1998
                                              ------      ------      ------
Avg. days sales outstanding ("DSO")               76          80          85
Current ratio                                    2.2         1.8         2.1
Debt to equity ratio as defined
   by the lender                                 0.5         0.4         0.5


        Revenues increased 10.1%, 17.9%, and 14.3% over the prior year in 2000, 1999, and 1998, respectively. Growth of 19.8% in Ballistic Missile Defense Organization ("BMDO") programs, 33.7% in Army non-BMD programs, and 10.7% in intelligence agency support accounted for 104.7% of the revenue increase in 2000. A net decrease in revenues of 4.7% was realized in other customer business areas, which included Navy, National

Aeronautics and Space Administration ("NASA"), and other government non-Department of Defense ("DOD") programs. The Company has historically received most of its revenues from DOD programs. Non-DOD revenues represented 15.5%, 16.9% and 11.5% of total revenue in 2000, 1999, and 1998, respectively. Prior to 1996, support of the BMD program was the Company's primary source of DOD revenue. Starting in 1998 and continuing through 2000, non-BMD revenues have been 21.2%, 25.5% and 27.6% higher than revenues in BMD DOD programs in 2000, 1999, and 1998, respectively. The three business areas that have shown continuous growth over the last three years are technology development, systems analysis, and composite materials with average annual growth rates from 1998 to 2000 of 222%, 25%, and 5%, respectively.

        In the past, the Company's backlog has generally been indicative of its future revenues. The end of the year annualized contract backlog, representing expected sales on existing contracts for the coming year, increased from $116,200,000 in 1999 to $131,900,000 in 2000, an increase of 13.5%. Year-end annualized contract backlog as a percent of the following year's sales was 92%, 91%, and 95% in 2000, 1999, and 1998, respectively. Although the Company's backlog has been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

        The Company's primary business strategy over the last five years has been to establish a new foundation for future growth in recognition of the decline of the DOD market for its traditional engineering business. To implement this strategy, the Company restructured in 1996 into three sectors. Each focuses on one of three core business areas: (1) system engineering for defense and space systems; (2) information systems engineering, services, and products; and
(3) engineering services, development, and products for hardware technologies. Each operation has significant autonomy in conducting business. This organizational structure continued for 2000.

        At the start of each year the Company establishes specific financial objectives for each of its sectors and operations. The Company also annually establishes specific corporate business objectives. For 2000, the corporate business objectives included (i) major improvement in recruiting and retention,
(ii) doubling our new customer backlog, and (iii) development of a Weapons of Mass Destruction ("WMD") business area. The Company met or slightly exceeded its 2000 financial plan in almost all respects except for profitability, which was well above plan. Performance of the three sectors was mixed. One sector, Defense and Space System Sector, was above plan in almost all areas including sales, direct labor, gross profit, and contract backlog. The Hardware Systems Sector, was above plan in only one area, gross profit, but exceeded plan in that area by 37.5%. The Information Systems Sector, was slightly under plan for sales and direct labor, but above plan for gross profit and backlog. In the area of recruiting and retention, the Company was unsuccessful in achieving any significant improvement over 1999. Although progress was made in the development of a WMD business area, it was short of the planned objective.

        Stockholders' equity increased 38.1% during 2000. The Company currently commits 50% of its net after tax profits plus the net proceeds from stock transactions to repurchase stock from stockholders. The Company's major components of debt (deferred income taxes, balance of promissory notes issued to repurchase stock, and working capital financing) increased by approximately 6.9%, to $4,885,000 in 2000 from $4,570,000 in 1999. In 2000, the debt-to-equity ratio achieved was 0.5 versus 0.4 in 1999 and 0.5 for 1998.

Liquidity and Capital Resources

        The Company's primary source of funding its operations in 2000 was self-funding from on-going business activities augmented by borrowings from its bank line of credit. The bank line of credit provides for borrowings up to $6,000,000 with all borrowings due July 2, 2002. The Company believes that, as in the past, it will be able to renew its banking agreement under similar or improved terms. Interest payments on borrowings under the line of credit were $74,100 in 2000 compared to $160,000 in 1999. At the end of 2000, there were no borrowings under the Company's line of credit, compared to borrowings of $951,000 at the end of 1999. Days sales outstanding ("DSO") in receivables averaged 76 days in 2000, down from an average of 80 and 85 days in 1999 and 1998, respectively. Average monthly borrowing was $1,417,000 in 2000, down from $1,926,000 in 1999. Cash received for the sale of the Company's Raleigh, N.C. division, a decrease in investment in capitalized software, combined with a decrease in the DSO resulted in the lower average borrowing. These same factors contributed to a 2,120% increase in cash, from $319,000 in 1999 to $7,082,000 at the end of 2000. The Company anticipates that its existing capital resources and access to the line of credit will be adequate for planned operations for the foreseeable future.

        The Company continues to conduct its stock repurchase program on a quarterly basis under which the Company repurchases shares of its stock desired to be sold by existing stockholders (i.e., continuing employees, terminating employees, and former employees). The amount of funds available for the repurchase of stock is comprised of 50% of the net profits (based on a four quarter moving average) plus all funds realized by the Company through operation of its stock program. The two primary sources of stock funds are from the exercise of options granted to employees and from the funding of its stock related benefits programs. In periods of declining profits and decreasing stock prices, the funds available for the repurchase of stock can be negatively impacted. Funds available for stock repurchases were used in the following order of priority: first to the repayment of promissory notes previously issued to repurchase stock, second to the repurchase of all or a portion of the stock of terminating employees, third to the purchase of stock from all stockholders desiring to sell a minimum amount (currently $3,000), and finally to the purchase stock from all stockholders, including SAIC, desiring to sell additional stock on a pro rata basis relative to their respective stock ownership. Sale of stock on a pro rata basis is held quarterly.

        From inception, it has been the Company's policy to limit its Common Stock ownership to current employees by repurchasing all stock of terminating employees with cash or promissory notes. However, a 40% reduction in the Company's staff level starting mid-1993 and through 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total Common Stock then outstanding. Continued issuance of promissory notes to repurchase the stock of terminating employees jeopardized the Company's compliance with its covenant pertaining to equity under the Company's bank line of credit. Consequently, the Company suspended the repurchase of stock with promissory notes from terminating employees in April of 1994 and terminated the repurchase of any stock of terminating employees in April of 1995. The outstanding promissory note balance for prior years' stock repurchases declined from $4,224,000 at the end of 1994 to $1,101,000 at the end of 2000. As the Company's profit growth improved and debt service on notes declined, and as employee confidence in future stock growth returned, as demonstrated by the exercise of options, the liquidity of the stock returned to pre-1993 levels in 1996 and continued through 2000. In 1996, the Company resumed partial cash repurchases of stock from terminating employees, but did not resume the issuance of promissory notes. In 1997, the Board of Directors gave the Company's Chief Executive Officer the authority to issue new promissory notes, at his discretion, in order to resume the policy of repurchasing all stock of terminating employees. In 1999 and 2000, the Company repurchased all stock of terminating employees and issued eight new promissory notes with a value of $1,114,000 and two new promissory notes with a value of $950,000, respectively. The amount of stock held by former employees decreased from 4.8% (291,000 shares) at the end of 1999 to 4.5% (268,000 shares) at the end of 2000.

        Under the Stock Purchase Agreement, which the Company entered into with SAIC in November 1994, SAIC purchased a total of $2,400,000 of Company Preferred Stock in 1994, 1995, and 1996. The Company began quarterly repurchase of the Preferred Stock held by SAIC starting in May 1999 with funds available within the stock repurchase limitation. During 2000, the Company redeemed a total of 79,598 shares of Preferred Stock from SAIC for $1,024,000.

Capital Commitments

        Commitments for capital expenditures were not material at December 31, 2000.

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

New Accounting Standards

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not currently have any significant foreign currency exposure because the Company does not transact business in foreign currencies. The Company's exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its investments, if any, and on the increase or decrease in the amount of interest expense the Company must pay on its outstanding debt obligations. However, the risk associated with fluctuating interest expense is limited to the exposure related to those debt obligations and credit facilities that are tied to market rates. The Company does not believe that this risk is material. See also Note 1 (i) to the consolidated financial statements regarding Preferred Stock subject to a "put", under which the Company may be required to repurchase its outstanding Preferred Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors, nominee director and executive officers of the Company are as follows:


     Name                                          Age        Position(s)
     ----                                          ---        -----------
Wayne R. Winton                                     65        Chief Executive Officer and Chairman of the
                                                              Board of Directors

Robert C. Sepucha, Ph.D.                            57        Chief Operating Officer and Director

R. Stephen McCarter                                 69        Sector President and Director

Carl T. Case, Ph.D.                                 61        Sector President and Director

John O. Carroll                                     58        Sector President and Nominee Director

B. Warren Knudson                                   63        Corporate Vice President, Treasurer, and

                                                              Chief Financial Officer

Jerry R. Fabian                                     52        Corporate Vice President, Secretary, and
                                                              Chief Administrative Officer

John L. Allen, Ph.D.                                69        Director

Rock N. Hankin                                      54        Director

Gerald A. Zionic                                    58        Director

Gen. John L. Piotrowski  (USAF Retired)             67        Director

William E. Cook                                     52        Director

Robert B. Buchanan, Ph.D.                           60        Director

        Wayne R. Winton is a cofounder of the Company and has served as Chairman of the Board of Directors of the Company since its founding in 1979. Mr. Winton served as the Company's President from its founding until 1995, when he became Chief Executive Officer. Effective May of 2001, Mr. Winton will serve only as Chairman of the Board of Directors. Prior to founding the Company, Mr. Winton held positions of increasing responsibility in McDonnell Douglas Astronautics Company ("MDAC"), Mission Research Corporation, the Department of the Army, and Science Applications International Corporation ("SAIC"). He has led or participated in numerous joint government/industry studies addressing issues of analysis and policy affecting national defense interests. He is recognized as one of the most capable strategic analysts in the U.S. and is a proficient technical writer and speaker. Mr. Winton holds a Bachelor of Science degree in mechanical engineering from the University of Idaho.

        Robert C. Sepucha, Ph.D. is Chief Operating Officer and has served in that position since January of 2001. Effective May of 2001, Dr. Sepucha will serve as Chief Executive Officer. Prior to January of 2001, Dr. Sepucha was the Sector President of SPARTA's Defense & Space Systems Sector. Prior to that, he was a Senior Vice President and Group Manager beginning in 1991. Dr. Sepucha was elected to the Board of Directors in 1993. From 1984 until joining the Company, Dr. Sepucha was a Senior Vice President of W. J. Schafer Associates, Inc. Dr. Sepucha holds a Master of Science degree in aeronautics from the Massachusetts Institute of Technology and a Ph.D. in engineering physics from the University of California, San Diego.

        R. Stephen McCarter is Sector President of SPARTA's Hardware Systems Sector. Prior to that, he was a Senior Vice President and Group Manager beginning in 1994 and a Vice President and Operations Manager from 1984 to 1990. He also served as President of MI SPARTA, Inc., the Company's wholly owned subsidiary from 1991 to 1994. Mr. McCarter first became a member of the Board of Directors in 1994. Mr. McCarter holds a Master of Science degree in electrical engineering from New York University.

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

        Jerry R. Fabian has served the Company as a Vice President and Chief Administrative Officer since January 1989. From January, 1989 to February 1992, Mr. Fabian was also the Chief Financial Officer. Since 1986 he has served as Director of Business Administration, reporting to the Company's CEO. Mr. Fabian holds a Bachelor of Science degree in business administration from California State University, Northridge.

        John L. Allen, Ph.D. has been a director since 1982. He is currently a private consultant operating as John L. Allen Associates, Ltd. Previously, Dr. Allen was President of General Research Corporation and Deputy Director, Defense Research & Engineering. He is a member of the Board's Audit Committee and Compensation Committee. Dr. Allen will retire from the Board of Directors on May 5, 2001.

        Rock N. Hankin has been a director since 1989. He is the founder and senior executive of Hankin & Co., a management-consulting firm established in 1986 and its affiliated investment bank, Hankin Investment Banking. As chief executive of Hankin & Co. and Hankin Investment Banking, he supervises and leads the activities of both firms. Mr. Hankin was previously a partner at Price Waterhouse. He is a certified public accountant and a lawyer. He is the chairman of the Board's Audit Committee and a member of the Board's Compensation Committee. Mr. Hankin is Vice-Chairman of the Board of Semtech Corporation and also serves as a member of the Board of Nqli. Previously, Mr. Hankin was Chairman of the Board of House of Fabrics, and a member of the Boards of DDL Electronics, Inc., Nichols Institute, Quidel Corporation and Techniclone.

        Gerald A. Zionic has been a director since August of 1999. He is now, and has been, a Vice President at Lockheed-Martin Corporation's Information Systems company since 1993. Prior to Lockheed-Martin, Mr. Zionic was Vice President and General Manager of Martin Marietta's Information Systems company from 1991 to 1992. Mr. Zionic is a member of the Board's Audit Committee and Compensation Committee.

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

        William E. Cook has been a director since August of 1999. He was the Chairman and Chief Executive Officer of Uniax Corporation until the company was sold in March 2000. He is President of Riptide Holdings, Inc. and has been in this position since 1996. Riptide Holdings is a personal investment holding company providing equity and debt investments, management, and Board advice for early stage technology and turnaround opportunities in manufacturing and software companies. Prior to starting Riptide Holdings, Mr. Cook was Chairman and Chief Executive Officer of DDL Electronics, Inc. from 1992 to 1995. Mr. Cook is a member of the Board's Audit Committee and Compensation Committee. Mr. Cook also serves as Chairman of the Board of Directors for OMNI Products, Inc.

        Robert B. Buchanan, Ph.D., has been a director since 1998. He is, and has been since 1993, the Group Manager of the Advanced Systems Group for SAIC. Prior to joining SAIC, Dr. Buchanan was President of Sunbird Exploration, Inc. from 1990 to 1991. Before Sunbird Exploration, Inc., Dr. Buchanan was with BDM International, Inc. from 1969 to 1990. His last position at BDM was Corporate Vice President, in which position he was responsible for a wide variety of activities, such as simulation-based work in advanced technology and work on strategic defense programs. Dr. Buchanan is a member of the Board's Audit Committee and Compensation Committee.

        John O. Carroll is a nominee for director. He is currently Sector President of SPARTA's Defense and Space Systems Sector. Prior to that, he was Operations Manager of the Defense Program Operation at SPARTA from 1996 to January of 2001. Prior to that, Mr. Carroll served as a Chief Engineer between 1990 and 1996 and as a Technical Director between 1986 and 1990. Prior to joining SPARTA, Mr. Carroll was the General

Manager of New Technology, Inc. from 1978 to 1985. Mr. Carroll holds a Bachelor of Science degree in mathematics from Jacksonville State University.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the named executive officers) for fiscal 2000, 1999, and 1998:


                           SUMMARY COMPENSATION TABLE


                                            Annual Compensation and Long Term Compensation Awards
                                ---------------------------------------------------------------------------
                                                                                   Shares
                                                                  Other Annual   Underlying   All Other
     Name and                            Salary(1)     Bonus(2)  Compensation(3)  Options   Compensation(4)
Principal Position              Year        ($)          ($)          ($)           (#)          ($)
                                ----     ---------     --------  --------------- ---------- ---------------
  Wayne R. Winton               2000      203,462       90,000       10,740            2       25,500
  Chief Executive               1999      181,385       90,000       14,024           11       24,000
  Officer, Chairman             1998      190,577       90,000       11,169        2,151       24,000

Robert C. Sepucha               2000      186,075       75,000      113,446          616       25,500
  Sector President              1999      177,506       75,000       68,690        2,580       24,000
                                1998      165,462       75,000       21,022        1,126       24,000

R. Stephen McCarter             2000      188,500       75,000       34,192        7,938       25,500
  Sector President              1999      176,308       75,000       17,239        3,540       24,000
                                1998      168,432       75,000       58,495        7,785       24,000

Carl T. Case                    2000      186,077       57,100       13,058        1,269       25,500
  Sector President              1999      176,308       39,500       30,089          235       24,000
                                1998      165,462       65,900       18,948        3,182       24,000

B. Warren Knudson               2000      134,653       22,100        6,000        2,134       23,512
  Chief Financial Officer,      1999      127,923       11,200       29,573        1,258       22,339
  Vice President                1998      121,231       27,700        6,743          939       22,339

(1) Amounts shown include only cash compensation earned by executive officers.

(2) Amounts shown include cash and non-cash compensation earned by executive officers. The non-cash compensation, consisting of the fair market value of stock earned as part of bonus compensation, is as follows:



                       2000         1999         1998
                     -------      -------      -------
Winton               $26,995      $27,000      $27,000
Sepucha               22,502       22,500       22,500
McCarter              22,502       22,500       22,500
Case                  17,130       11,850       19,800
Knudson                6,626        3,360        8,300


(3) Includes stock gain on exercised options and pay out of absence accrued but untaken.

(4) The amounts shown in this column are Company contributions to the Profit Sharing Plan.

Stock Options

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

        Wayne R. Winton, the Company's Chief Executive Officer, currently administers the Stock Plan. However, the Board of Directors may at any time designate another officer or other employee of the Company, the Board itself, or a committee thereof, to act as administrator of the Stock Plan. Subject to the express provisions of the Stock Plan, the administrator of the Stock Plan has full authority to interpret the Stock Plan and to make all other determinations necessary or advisable for the administration of the Stock Plan.

        All shares issued under the Stock Plan are subject to restrictions on transferability and the right of the Company to repurchase the shares upon the termination of the stockholder's association with the Company. These transfer restrictions and repurchase rights are set forth both in the Stock Plan and in the Company's Certificate of Incorporation.

        During fiscal 2000, options covering a total of 754,711 shares were granted under the Stock Plan to a total of 818 employees of the Company. The following table contains information concerning the grant of stock options under the Stock Plan to the named executive officers:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                 Individual Grants                                                 Potential Realizable Value
                            -----------------------------------------------------------------  ------------------------------------
                                                                                                          Assumed Annual
                              Shares     % of Total                    Market                                Rates of
                            Underlying     Options     Exercise        Price                               Stock Price
                             Options     Granted to    or Base           on                                Appreciation
      Name and               Granted      Employees     Price          Date of                          for Option Term (4 Yrs)
     Principal                (A)(B)         in                         Grant      Expiration  ------------------------------------
      Position               (Number)    Fiscal Year   ($/Sh)          ($/Sh)         Date       0%($)          5%($)        10%($)
                            ----------   -----------   ---------      --------     ----------  --------      --------      --------
Wayne R. Winton                    2           .00         15.09         16.06      12/31/04          2             9            17
  Chief Executive
  Officer, Chairman

Robert C. Sepucha                265           .04         12.66         12.97        7/2/04         82           823         1,677
  Sector President               351           .05         15.00         16.06      12/31/04        340         1,555         2,957

R. Stephen McCarter              880           .13         12.66         12.97        7/2/04        273         2,733         5,570
  Sector President             7,058           1.0         15.09         16.06      12/31/04      6,846        31,274        59,453


Carl T. Case                   1,269           .15         15.09         16.06      12/31/04      1,003         4,582         8,710
  Sector President

B. Warren Knudson              2,134           .30         15.09         16.06      12/31/04      2,070         9,456        17,976
  Chief Financial
  Officer, Vice President


(A)     Options granted in 2000 have a three-year vesting schedule as follows:
        20% on the first anniversary of the date of grant, 30% on the second anniversary and full vesting occurring on the third anniversary.

(B) The options were granted for a term of 4 years, subject to earlier termination in certain events related to termination of employment.

Option Exercises and Holdings

        The following table provides information, with respect to the named executive officers, concerning the exercise of options during the year and unexercised options held as of the end of the year:

                    OPTION EXERCISES AND YEAR-END VALUE TABLE


                                Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
                       -------------------------------------------------------------------------------------------------------
                                                                                                    Value of Unexercised
                                             Value                                                      In-the-Money
                                            Realized                                             Options at FY-End (Formula
                           Shares           (Formula                Number of Shares                        Price
                          Acquired           Price               Underlying Unexercised              of Shares at FY-End
                            on            at Exercise              Options at FY-End                    ($16.06) Less
     Name and             Exercise            Less                                                   Exercise Price) ($)
    Principal                               Exercise       -------------------------------     -------------------------------
     Position             (Number)         Price) ($)      Exercisable       Unexercisable      Exercisable      Unexercisable
                       ------------      ------------      ------------      -------------     ------------      -------------
Wayne R. Winton
  Chief Executive
  Officer, Chairman             896             6,704               210                31             1,937               213

Robert C. Sepucha
  Sector President           11,718           103,480             6,997             5,468            61,648            33,909

R. Stephen McCarter
  Sector President            2,003            12,650             3,653            14,402            30,905            51,670

Carl T. Case
  Sector President            1,467             9,160             1,427             1,485            13,694             4,209

B. Warren Knudson
  Chief Financial
  Officer,
  Vice President              2,542            25,700             1,112             4,347            10,253            14,989


Profit Sharing Plan

        The Company has adopted and maintains a defined contribution plan (the "Profit Sharing Plan"), which provides tax-qualified retirement benefits to eligible employees. All employees are eligible to participate in the 401(k) portion of the Profit Sharing Plan and may defer up to the limits set by the Internal Revenue Service. The Profit Sharing Plan allows the Company to make discretionary contributions annually in the form of employer matching contributions and employer profit sharing contributions. The profit sharing contribution is made on behalf of eligible Benefit Plan A employees and the employer matching contribution is made on behalf of Benefit Plan B employees.

        The Board of Directors determines the amount of the Company's annual contribution to the Profit Sharing Plan, in its discretion. The Company has established a target contribution that represents the amount the Company will contribute if the Company's actual operating results meet certain guidelines. The target contribution anticipates a contribution equal to the sum of (a) 15% of the compensation paid to participants who have completed two years of employment with the Company, (b) 10% of the compensation paid to participants who have completed at least one but not more than two years of employment with the Company, and (c) 5% of the compensation paid to participants who have completed less than one year. All contributions are subject to at least 1000 hours of service during the year with the Company. If the full target contribution is made by the Company for any given year, each eligible participant in the Profit Sharing Plan for that year receives an allocation to his or her account equal to the percentage of such participant's compensation indicated above based on the participant's length of service with the Company, subject to limitations on the maximum amount of such contribution imposed by the Employee Retirement Income Security Act of 1974 ("ERISA"). If the full target contribution is not made by the Company for any given year, the Company's contribution is allocated among the eligible participants based on their relative compensation for the year, subject to any limitations imposed by ERISA, and provided, however, that the allocation to each participant will not exceed the percentage of such participant's compensation indicated above based on the length of the participant's service with the Company. Up to 50% of the Company's annual contribution may be made in the form of shares of the Company's Common Stock. Employees may elect to have a larger than 50% share paid in the form of Company Common Stock.

        Benefit Plan B employees are not eligible to receive profit sharing contributions as described above. However, they receive an employer matching contribution based on the amount of their 401(k) contributions. The Company matches up to 20% of their 401(k) contributions in the form of fully vested SPARTA Common Stock.

        Mary Frances Winton, Corporate Director of Special Projects, serves as Special Trustee of the Profit Sharing Plan, and in that capacity is the record holder of the Company's Common Stock allocated to employees' accounts in the Profit Sharing Plan.

Director Compensation

        Directors who are not employees of the Company, one of its subsidiaries, or SAIC, receive fees of $2,200 per day for each Board meeting or committee meeting which they attend. In addition, each director who is not an employee at the Company's fiscal year-end received stock options based upon earnings of the Company for the year. Non-employee directors that chair Board committees are awarded additional options. During 2000, stock options covering an aggregate of 4,060 shares were awarded to outside directors. The options can be exercised one year after they are awarded, vest one year to three years from the date of grant, and expire in four years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of January 28, 2001, information regarding the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and director nominee of the Company who beneficially owns Common Stock, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:



Name and Address                Number of Shares(1)    Percentage of Class
- ----------------                -------------------    -------------------
Wayne R. Winton(2)                    438,092(3)            7.72%

Robert C. Sepucha                      70,535(4)            1.24%

R. Stephen McCarter                   105,416(5)            1.86%

B. Warren Knudson                     167,109(6)            2.94%

Carl T. Case                           93,411(7)            1.65%

John L. Allen                           7,295                .13%

Rock N. Hankin                         11,815(8)             .21%

John L. Piotrowski                      5,149(9)             .09%

Robert B. Buchanan                      1,250(10)            .02%

William E. Cook                         1,150(11)            .02%

Gerald A. Zionic                          230                .00%

All executive officers

and directors as a                  1,005,780(12)          17.67%
group (13 persons)


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

(2) The business address of Mr. Winton is c/o SPARTA, Inc., 23041 Avenida de la Carlota, Suite 325, Laguna Hills, California 92653-1545.

(3) Includes 98,192 shares held for Mr. Winton's account in the Profit Sharing Plan and 214 shares subject to options that may be exercised within 60 days of January 28, 2001. Excludes 34,538 shares and 976 exercisable options held of record by Mary Frances Winton, an employee in the Company and spouse of Wayne R. Winton, with respect to which shares Mr. Winton could be deemed to share beneficial ownership.

(4) Includes 33,027 shares held in Dr. Sepucha's account in the Profit Sharing Plan and 6,273 shares subject to options that may be exercised within 60 days of January 28, 2001.

(5) Includes 77,637 shares held in Mr. McCarter's account in the Profit Sharing Plan and 3,255 shares subject to options that may be exercised within 60 days of January 28, 2001.

(6) Includes 60,422 shares held in Mr. Knudson's account in the Profit Sharing Plan and 1,661 shares subject to options that may be exercised within 60 days of January 28, 2001.

(7)     Includes 58,121 shares held in Dr. Case's account in the Profit Sharing
        Plan.


(8) Includes 2,151 shares subject to options held by Mr. Hankin that may be exercised within 60 days of January 28, 2001.

(9) Includes 2,151 shares subject to options held by Mr. Piotrowski that may be exercised within 60 days of January 28, 2001.

(10) Includes 1,275 shares subject to options held by Mr. Buchanan that may be exercised within 60 days of January 28, 2001

(11) Includes 230 shares subject to options held by Mr. Cook that may be exercised within 60 days of January 28, 2001.

(12) Includes the shares referred to in footnotes (3) through (11) above, 50,859 additional shares held in the Profit Sharing Plan for the account of other executive officers of the Company, and 16,646 additional shares subject to options held by other executive officers of the Company that may be exercised within 60 days of January 28, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has an arrangement with a bank to allow any Company stockholder and current employee to make up to $250,000 in borrowings from the bank using Company stock as collateral. However, total borrowings outstanding under this arrangement cannot exceed $500,000 at any point in time. In the event of a stockholder's default under any of these loans, the Company has agreed to purchase from the bank the stock held by it as collateral for an amount equal to the outstanding principal and accrued interest on the loan. As of December 31, 2000 there was one loan outstanding for $60,000 under this arrangement to R. Stephen McCarter, an officer and director of the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  The following documents are filed as part of this report on Form 10-K:

        (1)    Financial Statements


                                                                                                 Page
                                                                                                 ----
REPORT OF INDEPENDENT ACCOUNTANTS ..........................................................       24

FINANCIAL STATEMENTS(1)

Consolidated Balance Sheet at December 31, 2000 and December 31, 1999.......................       25

Consolidated Statement of Income for the three years in the period ended
   December 31, 2000........................................................................       26

Consolidated Statement of Stockholders' Equity for the three
   years in the period ended December 31, 2000..............................................       27

Consolidated Statement of Cash Flows for the three years in the period ended
   December 31, 2000........................................................................       28

Notes to Consolidated Financial Statements..................................................       29


        (2)    Financial Statement Schedules

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

        (3) The exhibits listed in the accompanying Index to Exhibits at page 36 are filed as part of this report on Form 10-K.

     (b)       Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the last quarter of the fiscal year covered by this report.

(1)  See Note 1(d) to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/


PricewaterhouseCoopers LLP
Orange County, California
March 8, 2001

CONSOLIDATED BALANCE SHEET
         at December 31

                                                                   2000             1999
                                                                -----------      -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    $ 7,082,000      $   319,000
   Accounts receivable (Note 2)                                  32,699,000       30,410,000
   Prepaid expenses                                                 699,000          545,000
                                                                -----------      -----------
      TOTAL CURRENT ASSETS                                       40,480,000       31,274,000

EQUIPMENT AND IMPROVEMENTS, NET (Notes 1 & 3)                     8,999,000       10,007,000
OTHER ASSETS (Note 4)                                             2,063,000        1,904,000
                                                                -----------      -----------

         TOTAL ASSETS                                           $51,542,000      $43,185,000
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued compensation (Note 5)                                $ 7,641,000      $ 6,486,000
   Accounts payable and other accrued expenses                    7,501,000        7,746,000
   Current portion of subordinated notes payable (Note 6)           467,000          972,000
   Income taxes payable                                           1,111,000          470,000
   Deferred income taxes (Note 7)                                 2,022,000        1,773,000
                                                                -----------      -----------
      TOTAL CURRENT LIABILITIES                                  18,742,000       17,447,000

NOTES PAYABLE (Note 6)                                                               951,000
SUBORDINATED NOTES PAYABLE (Note 6)                                 634,000          260,000
DEFERRED INCOME TAXES (Note 7)                                      651,000          614,000

REDEEMABLE PREFERRED STOCK, $.01 par value; 2,000,000
   shares authorized; 367,780 and 447,378 shares issued;
   original issuance value of $1,464,000 and $1,818,000 at        5,907,000        5,364,000
   2000 and 1999, respectively (Note 1)

STOCKHOLDERS' EQUITY (Notes 1 and 9)
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,540,078 and 5,610,805 shares issued and
     outstanding                                                     55,000           56,000
   Additional paid-in capital                                    21,329,000       18,439,000
   Retained earnings                                              4,224,000           54,000
                                                                -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY                              25,608,000       18,549,000
                                                                -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $51,542,000      $43,185,000
                                                                ===========      ===========

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF INCOME
     for the years in the period ended December 31


                                                     2000                1999               1998
                                                 -------------       -------------      -------------
SALES                                            $ 126,766,000       $ 115,143,000      $  97,695,000
                                                 -------------       -------------      -------------

COSTS AND EXPENSES:
   Labor costs and related benefits                 65,840,000          59,810,000         52,536,000
   Subcontractor costs                              33,743,000          33,096,000         26,751,000
   Facility costs                                    9,284,000           8,409,000          7,389,000
   Travel and other                                  4,681,000           3,535,000          2,607,000
   Interest expense (income), net                     (275,000)            199,000            302,000

                                                 -------------       -------------      -------------

      TOTAL COSTS AND EXPENSES                     113,273,000         105,049,000         89,585,000
                                                 -------------       -------------      -------------

INCOME FROM OPERATIONS                              13,493,000          10,094,000          8,110,000

GAIN ON SALE OF RALEIGH DIVISION                     4,339,000
                                                 -------------       -------------      -------------

INCOME BEFORE PROVISION FOR TAXES ON INCOME         17,832,000          10,094,000          8,110,000

PROVISION FOR TAXES ON INCOME (Note 7)               7,133,000           3,939,000          3,406,000
                                                 -------------       -------------      -------------

NET INCOME                                       $  10,699,000       $   6,155,000      $   4,704,000
                                                 =============       =============      =============

BASIC EARNINGS PER SHARE (Note 1)                         1.65                 .85                .62
                                                 =============       =============      =============

DILUTED EARNINGS PER SHARE (Note 1)                       1.52                 .76                .56
                                                 =============       =============      =============


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years in the period ended December 31


                                        Common Stock              Additional
                               ------------------------------       Paid-in          Retained          Treasury
                                  Shares            Amount          Capital          Earnings            Stock            Total
                               -------------    -------------    -------------     -------------     -------------    -------------
BALANCE AT DECEMBER 31, 1997      13,070,700          131,000       26,340,000        25,152,000       (39,171,000)      12,452,000

Issuance of common stock             815,586            8,000        5,167,000                                            5,175,000

Acquisition of treasury stock                                                                           (5,783,000)      (5,783,000)

Accretion of redeemable
preferred stock                                                                       (1,280,000)                        (1,280,000)

Tax benefit relating to
stock plan                                                             570,000                                              570,000

Net income                                                                             4,704,000                          4,704,000
                               -------------    -------------    -------------     -------------     -------------    -------------

BALANCE AT DECEMBER 31, 1998      13,886,286    $     139,000    $  32,077,000     $  28,576,000     $ (44,954,000)   $  15,838,000

Issuance of common stock             696,810            7,000        5,000,000                                            5,007,000

Acquisition of treasury                                                                                 (7,754,000)      (7,754,000)
stock

Retirement of treasury stock      (8,972,291)         (90,000)     (19,400,000)      (33,218,000)       52,708,000

Accretion of redeemable
preferred stock                                                                       (1,459,000)                        (1,459,000)

Tax benefit relating to
stock plan                                                             762,000                                              762,000

Net income                                                                             6,155,000                          6,155,000
                               -------------    -------------    -------------     -------------     -------------    -------------

BALANCE AT DECEMBER 31, 1999       5,610,805    $      56,000    $  18,439,000     $      54,000     $           0    $  18,549,000

Issuance of common stock             622,542            6,000        5,704,000                                            5,710,000

Acquisition of treasury stock                                                                           (8,910,000)      (8,910,000)

Retirement of treasury stock        (693,269)          (7,000)      (3,941,000)       (4,962,000)        8,910,000

Accretion of redeemable
preferred stock                                                                       (1,567,000)                        (1,567,000)

Tax benefit relating to
stock plan                                                           1,127,000                                            1,127,000

Net income                                                                            10,699,000                         10,699,000
                               -------------    -------------    -------------     -------------     -------------    -------------

BALANCE AT DECEMBER 31, 2000       5,540,078    $      55,000    $  21,329,000     $   4,224,000     $           0    $  25,608,000
                               =============    =============    =============     =============     =============    =============


                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
       for the years in the period ended December 31


                                                                          2000             1999             1998
                                                                     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 10,699,000     $  6,155,000     $  4,704,000
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                     2,011,000        1,795,000        1,527,000
      Loss on sale of equipment                                           596,000          497,000          114,000
      Employee compensation paid in stock                               3,163,000        2,874,000        2,961,000
      Tax benefit relating to stock plan                                1,127,000          762,000          570,000
      Gain on sale of Raleigh Division                                 (4,339,000)
      Change in assets and liabilities:
         Accounts receivable                                           (2,289,000)      (5,302,000)      (1,551,000)
         Prepaid expenses                                                (154,000)           3,000         (100,000)
         Income tax receivable                                                             556,000         (556,000)
         Other assets                                                    (159,000)        (154,000)         (65,000)
         Accrued compensation                                           1,155,000          666,000           98,000
         Accounts payable and other accrued expenses                     (245,000)       2,221,000        2,520,000
         Income taxes payable                                             641,000          470,000         (199,000)
         Deferred income taxes                                            286,000         (894,000)        (842,000)
                                                                     ------------     ------------     ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                     12,492,000        9,649,000        9,181,000
                                                                     ------------     ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Raleigh Division                               4,800,000
   Capital expenditures                                                (2,060,000)      (2,665,000)      (3,955,000)
                                                                     ------------     ------------     ------------

         NET CASH USED IN INVESTING ACTIVITIES:                         2,740,000       (2,665,000)      (3,955,000)
                                                                     ------------     ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of preferred stock                                       (1,024,000)      (1,302,000)
   Proceeds from issuance of common stock                              (1,401,000)       2,133,000        2,215,000
   Purchases of treasury Stock                                         (4,012,000)      (6,640,000)      (5,588,000)
   Net (repayments) borrowings under line-of credit                      (951,000)        (315,000)      (1,392,000)
   agreement
   Principal payments on debt                                          (1,081,000)        (715,000)        (485,000)
                                                                     ------------     ------------     ------------

         NET CASH USED IN FINANCING ACTIVITIES:                        (8,469,000)      (6,839,000)      (5,250,000)
                                                                     ------------     ------------     ------------


NET INCREASE (DECREASE) IN CASH                                         6,763,000          145,000          (24,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            319,000          174,000          198,000
                                                                     ------------     ------------     ------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  7,082,000     $    319,000     $    174,000
                                                                     ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                       $    115,000     $    167,000     $    305,000
                                                                     ============     ============     ============
      Income taxes                                                   $  5,383,000     $  3,087,756     $  4,441,000
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

c) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities, and
        (3) the reported amounts of revenues and expenses. Actual results could differ from those estimates.

d) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last three fiscal years ended on December 31, 2000, January 2, 2000, and January 3, 1999, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2000, 1999 and 1998.

e) SALES - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 2000, 1999 and 1998, were primarily generated through direct or indirect sales to U.S. government agencies.

f) EQUIPMENT AND IMPROVEMENTS - Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the shorter of estimated useful lives or lease periods, ranging from 5 to 15 years.

g) INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

h) STATEMENT OF CASH FLOWS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuances of notes payable of $950,000, $1,114,000 and $195,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

i) REDEEMABLE PREFERRED STOCK - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated are as follows:


                                              Shares         Amount
                                           -----------     -----------
Balance at December 31, 1997                   569,039     $ 3,926,000
Accretion on redeemable preferred stock                      1,281,000
                                           -----------     -----------
Balance at December 31, 1998                   569,039       5,207,000
Redemption of preferred stock                 (121,661)     (1,302,000)
Accretion on redeemable preferred stock                      1,459,000
                                           -----------     -----------
Balance at December 31, 1999                   447,378       5,364,000
Redemption of preferred stock                  (79,598)     (1,024,000)
Accretion on redeemable preferred stock                      1,567,000
                                           -----------     -----------
Balance at December 31, 2000                   367,780     $ 5,907,000
                                           ===========     ===========


        The Put may be exercised by the stockholder by written notice provided, however, that the Put may not be exercised as to less than all of the shares then owned by the shareholder. The Put terminates on November 18, 2004.

        In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of preferred stock then outstanding shall be entitled to a liquidation preference out of the assets of the Company before any payment is made to common stockholders. The liquidation preference is the amount equal to the weighted average price per share paid to the Company upon the original issuance of all preferred shares outstanding as of the closing of the first underwritten public offering by the Company or in the event of any merger or consolidation of the Company with or into any other entity in which the Company is not the surviving corporation.

        The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the

        Company and vice versa. Amounts paid by the Company under such agreements were $10,910,000, $6,740,000 and $5,327,000 for the years ended 2000, 1999 and 1998, respectively. The amounts received under such agreements were $392,000, $86,000 and $396,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Company's accounts payable to and accounts receivable balances from the preferred stockholder were $1,356,000 and $90,000, respectively.

j) TREASURY STOCK - Treasury stock is shown at cost, and at December 31, 2000, 1999 and 1998, consisted of 0, 0, and 8,256,847 shares, respectively, of common stock. During December 2000, all treasury shares outstanding, a total of 693,269 common shares, were retired.

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


                2000        1999        1998
              --------    --------    --------
January 21    $  12.55    $   9.71    $   7.69
April 21         12.97       10.48        8.32
July 21          14.76       11.50        8.09
October 21       16.06       11.99        9.15


k) EARNINGS PER SHARE (EPS) - Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the restricted stock compensation plan. Accretion is deducted from net income available to common stockholders in computing both basic and diluted earnings per share.

        A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are shown below:


2000                         Income            Shares          EPS
                          ------------     ------------    ------------
Net income                $ 10,699,000
Less accretion              (1,567,000)
                          ------------
Basic EPS                    9,132,000        5,518,521    $       1.65
                                                           ============
Dilutive effect:
  Stock options                                 368,534
  Deferred stock                                108,168
                          ------------     ------------
Diluted EPS                  9,132,000        5,995,223            1.52
                          ============     ============    ============


1999                         Income           Shares            EPS
                          ------------     ------------    ------------
Net income                $  6,155,000
Less accretion              (1,459,000)
                          ------------
Basic EPS                    4,696,000        5,536,971    $        .85
                                                           ============
Dilutive effect:
  Stock options                                 565,557
  Deferred stock                                102,395
                          ------------     ------------
Diluted EPS                  4,696,000        6,204,923             .76
                          ============     ============    ============


1998                         Income           Shares           EPS
                          ------------     ------------    ------------
Net income                $  4,704,000
Less accretion              (1,281,000)
                          ------------
Basic EPS                    3,423,000        5,561,057    $        .62
                                                           ============
Dilutive effect:
  Stock options                                 521,081
  Deferred stock                                 68,858
                          ------------     ------------
Diluted EPS                  3,423,000        6,150,996             .56
                          ============     ============    ============


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

        123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 9.

n) NEW ACCOUNTING STANDARDS - In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

- ----------------------------

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable is comprised as follows:


                                    2000             1999
                                ------------     ------------
Accounts receivable             $ 15,270,000     $ 12,257,000
Accounts receivable-unbilled      17,815,000       18,590,000
Other receivables                    110,000          112,000
Less provision for doubtful
    accounts                        (496,000)        (549,000)
                                ------------     ------------
                                $ 32,699,000     $ 30,410,000
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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $3,180,000 and $2,470,000 at December 31, 2000 and 1999, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

- ----------------------------

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised as follows:


                                 2000             1999
                            ------------     ------------
Computer equipment
   including capitalized
    software                $  9,983,000     $ 11,667,000
Office furniture and
equipment                      5,643,000        7,688,000
Automotive equipment                                9,000
Leasehold improvements         1,727,000        2,030,000
                            ------------     ------------
                              17,353,000       21,394,000
Less accumulated
   depreciation
   and amortization           (8,354,000)     (11,387,000)
                            ------------     ------------
                            $  8,999,000     $ 10,007,000
                            ============     ============


- ---------------------------

NOTE 4 - OTHER ASSETS

Other assets is comprised as follows:


                          2000          1999
                       ----------    ----------
Contract retentions    $1,637,000    $1,494,000
Deposits                  163,000       153,000
Other                     263,000       257,000
                       ----------    ----------
                       $2,063,000    $1,904,000
                       ==========    ==========


- ----------------------------

NOTE 5 - ACCRUED COMPENSATION

Accrued compensation is comprised as follows:


                             2000          1999
                          ----------    ----------
Accrued bonus payable     $3,029,000    $2,296,000
Accrued profit sharing       679,000       612,000
Accrued payroll            3,933,000     3,578,000
                          ----------    ----------
                          $7,641,000    $6,486,000
                          ==========    ==========


- -----------------------------

NOTE 6 - NOTES PAYABLE

Notes payable is comprised as follows:


                                    2000       1999
                                   ------    --------
Bank line of credit,
  secured by
  accounts receivable
  and certain
  fixed assets;
  interest at prime
  (9.5% at December 31, 2000)           0    $951,000
                                   ------    --------


At December 31, 2000, the bank line of credit provided borrowings up to $6.0 million with all borrowings due July 2, 2002. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 2000.

At December 31, 2000 and 1999, the Company had 9 and 11, respectively, outstanding unsecured notes payable arising from repurchases of the Company's stock that are subordinated to the bank line. The following notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate (6.0% at December 31, 2000) or 10%.


                                  2000            1999
                              -----------     -----------
Subordinated notes payable    $ 1,101,000     $ 1,232,000
Less: Current portion            (467,000)       (972,000)
                              -----------     -----------
                              $   634,000     $   260,000
                              ===========     ===========


The maturities of notes payable during each fiscal year are as follows: 2001 - $467,000, 2002 - $166,000, 2003 $147,000, 2004 - $156,000, and 2005 - $165,000.

- ----------------------------

NOTE 7 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:


                           2000            1999            1998
                       -----------     -----------     -----------
Current:
   Federal             $ 4,675,000     $ 3,302,000     $ 3,310,000
   State                 1,045,000         769,000         368,000
                       -----------     -----------     -----------
                         5,720,000       4,071,000       3,678,000
                       -----------     -----------     -----------
Deferred:
   Federal                 236,000        (764,000)       (688,000)
   State                    50,000        (130,000)       (154,000)
                       -----------     -----------     -----------
                           286,000        (894,000)       (842,000)
                       -----------     -----------     -----------

Exercise of stock
options not treated
as a reduction of
income tax
expense                  1,127,000         762,000         570,000
                       -----------     -----------     -----------
                       $ 7,133,000     $ 3,939,000     $ 3,406,000
                       ===========     ===========     ===========


Deferred tax (liabilities) assets are comprised of the following:


                                   2000            1999
                                -----------     -----------
Accelerated depreciation        $  (789,000)    $  (737,000)
Unbilled accounts receivable     (2,681,000)     (2,158,000)
Reserves                            199,000         108,000
Accrued compensation
     and benefits                   329,000         308,000
Other                               269,000          92,000
                                -----------     -----------
                                $(2,673,000)    $(2,387,000)
                                ===========     ===========


The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:


                                  2000          1999          1998
                              ----------    ----------    ----------
Provision for income taxes
   at statutory rate          $6,241,000    $3,432,000    $2,757,000
State income taxes, net
    of federal income tax
   benefit                       837,000       440,000       384,000
Other                             55,000        67,000       265,000
                              ----------    ----------    ----------
                              $7,133,000    $3,939,000    $3,406,000
                              ==========    ==========    ==========


The exercise of stock options represents tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $4,494,000, $3,849,000 and $3,426,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease commitments under operating leases at December 31, 2000 are as follows:


              Fiscal             Lease
            Year Ending       Commitment
            -----------       -----------
               2001           $ 3,981,000
               2002             2,895,000
               2003             2,083,000
               2004             1,122,000
               2005               814,000
            Thereafter          1,219,000
                              -----------
                              $12,114,000
                              ===========


The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2000 and 1999, $60,000 and $24,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.

- -------------------------

NOTE 9 - STOCK OPTIONS AND BENEFIT PLANS

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are generally granted at the current stock price of the Company's common stock at the date of grant, become exercisable one year to three years from the date of grant, and expire in four years. Changes during the years ended December 31, 2000, 1999 and 1998 under the plan were as follows:


                                          Avg.
                                        Exercise
                                         Price           Total
                        Number            per           Option
                      of Shares          Share           Value
                     ------------     ------------    ------------
December 31, 1997       1,733,620             5.19       8,996,000
Granted                   618,506             8.16       5,045,000
Canceled                  (92,036)            5.81        (534,000)
Exercised                (434,844)            4.56      (1,982,000)
                     ------------     ------------    ------------

December 31, 1998       1,825,246             6.31      11,525,000
Granted                   599,015            10.93       6,545,000
Canceled                 (159,946)            6.51      (1,041,000)
Exercised                (403,546)            4.88      (1,968,000)
                     ------------     ------------    ------------



December 31, 1999       1,860,769             8.09      15,061,000
Granted                   770,443            14.23      10,961,000
Canceled                 (151,407)           10.98      (1,663,000)
Exercised                (373,290)            5.84      (2,180,000)
                     ------------     ------------    ------------

December 31, 2000       2,106,515     $      10.53    $ 22,179,000
                     ============     ============    ============


During the years ended December 31, 2000, 1999 and 1998, options on 672,071, 536,604 and 548,987 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. Prior to 1991, the number of options earned was based primarily on a formula tied to an annualized funded value of contract awards. In 1991 and thereafter, options are earned primarily based on a formula tied to financial recorded gross profit. Approximately 11% of all option grants are given to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 2000:


                    Options outstanding at December 31, 2000
- -----------------------------------------------------------------------------------
      Range                                     Weighted-            Weighted-Avg.
   of Exercise            Number                 Average              Remaining
     Prices             Outstanding           Exercise Price       Contractual Life
- ---------------         -----------           --------------       ----------------
$ 5.03 - $ 7.88           637,240                $  6.68               1 Years
$ 8.10 - $11.60           735,790                $ 10.14               3 Years
$12.45 - $15.82           717,753                $ 14.25               4 Years


     Options Exercisable at December 31, 2000
- ----------------------------------------------------
    Range
 of Exercise          Number        Weighted-Average
   Prices           Exercisable      Exercise Price
- ----------------------------------------------------
$ 5.03 - $ 7.88       540,755           $  6.47
$ 8.10 - $11.60        74,271           $  9.29
$12.45 - $15.82         6,975           $ 15.82


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


                                   2000              1999              1998
                              --------------    --------------    --------------
Net income
  As reported                 $   10,699,000    $    6,155,000    $    4,704,000
  Pro Forma                        8,652,000         5,797,000         4,401,000
Basic earnings per share
  As reported                           1.65               .85               .62
  Pro Forma                             1.57               .78               .56
Diluted earnings per share
  As reported                           1.52               .76               .56
  Pro Forma                             1.44               .70               .51


The fair value of each option is estimated at the time of grant as its minimum value, which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 7.3%, 6.0% and 5.5% for 2000, 1999 and 1998 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during

2000, 1999 and 1998 was $3.01, $2.31 and $1.76, respectively.

At December 31, 2000, 1999 and 1998 there were options outstanding at prices ranging from $5.03 to $15.82, $4.53 to $11.86, and $3.91 to $9.15, respectively, with expiration dates through 2004. Of the options outstanding at December 31, 2000, 1999 and 1998, options to purchase 622,011, 451,696, and 563,483 shares, respectively, were immediately exercisable at prices ranging from $5.03 to $15.82, $4.53 to $11.86, and $3.91 to $9.15, per share, respectively.

As of December 31, 2000, 1999 and 1998, 8,310,534, 9,065,245, and 9,664,260
shares, respectively, were reserved for future issuances under the stock option plan.

The Company offers eligible employees in its Technical Services and Tactical Systems Division the option to contribute to a deferred compensation 401(k) plan. Prior to 1991, the Company made no contributions to the plan. In 1991 and thereafter, the Company made a matching contribution of Company stock of 20% of the employee contributions. For the years ended December 31, 2000, 1999 and 1998, 9,745, 10,751, and 11,216 shares, totaling $173,000, $117,000, and $93,000 respectively, were contributed to the plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of SPARTA stock which become fully vested after a five year period. Shares are forfeited if the participant leaves the Company prior to vesting. During 2000, 11,952 shares of restricted stock were granted at a price of $12.55 per share. During 1999, 18,537 shares of restricted stock were granted at a price of $9.71 per share. During 1998, 22,106 shares of restricted stock were granted at a price of $7.69 per share. Compensation expense of $124,000, $117,000, and $81,000 was recognized in 2000, 1999 and 1998, respectively.

The Company pays a portion of annual bonuses in the form of stock. For the years ended December 31, 2000, 1999 and 1998, 57,766, 54,974, and 65,363 shares totaling $908,000, $690,000, and $635,000, respectively were issued under the plan.

The Company has a defined contribution retirement plan for all eligible employees except employees in the Technical Systems Division. The Company's contributions for this plan for the years ended December 31, 2000, 1999 and 1998 were $4,739,000, $4,291,000, and $3,821,000, respectively. A portion of the contributions to the plan were in the form of common stock. For the years ended December 31, 2000, 1999 and 1998, 169,789, 198,933, and 236,080 shares, totaling
$2,333,000, $2,127,000, and $1,927,000, respectively, were contributed to the plan.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPARTA, Inc.

                                 By:  /s/  Wayne R. Winton
                                    Wayne R. Winton, Chairman of the Board
                                    and Chief Executive Officer

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


     Signature                                   Title                                    Date
     ---------                                   -----                                    ----
/s/ Wayne R. Winton                     Chairman of the Board,                       March 26, 2001
- -------------------------------         Chief Executive Officer and Director
Wayne R. Winton


/s/ Robert C. Sepucha                   Director                                     March 26, 2001
- -------------------------------
Robert C. Sepucha


/s/ R. Steve McCarter                   Director                                     March 26, 2001
- -------------------------------
R. Steve McCarter


/s/ Carl T. Case                        Director                                     March 26, 2001
- -------------------------------
Carl T. Case


/s/ John L. Allen                       Director                                     March 26, 2001
- -------------------------------
John L. Allen


/s/ William E. Cook                     Director                                     March 26, 2001
- -----------------------------
William E. Cook


/s/ Rock N. Hankin                      Director                                     March 26, 2001
- -----------------------------
Rock N. Hankin


/s/ John L. Piotrowski                  Director                                     March 26, 2001
- -----------------------------
John L. Piotrowski


/s/ Gerald A. Zionic                    Director                                     March 26, 2001
- -----------------------------
Gerald A. Zionic


/s/ Robert B. Buchanan                  Director                                     March 26, 2001
- -------------------------------
Robert B. Buchanan


/s/ B. Warren Knudson                   Vice President, Treasurer and Chief          March 26, 2001
- -------------------------------         Financial Officer (Principal
B. Warren Knudson                       Accounting Officer)

                                INDEX TO EXHIBITS

Number         Description
- ------         -----------
3.1            Restated Certificate of Incorporation of the Company

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

10.3(1)        Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)        Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3)       Stock Purchase Agreement dated November 18, 1994 between the
               Company and Science Applications International Corporation

10.15(4) Fifth Amended and Restated Loan Agreement, dated July 2, 1999, between the Company and Union Bank, as amended.

10.16(5)       1987 SPARTA, Inc. Nonqualified Stock Option Plan, as amended

10.17(6) Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility

10.18(7)       1997 Stock Plan.

10.19(7) Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.20 Asset Transfer Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.21 Advisory Services Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.22          Security Agreement dated May 5, 2000 between the Company and
               Signalscape, Inc.

10.23 Software License Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.24          Trademark Assignment Agreement dated May 5, 2000 between the
               Company and Signalscape, Inc.

22. The Company's only subsidiary is ST SPARTA, a California corporation that is wholly-owned by the Company.

23.            Consent of PricewaterhouseCoopers LLP


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

(7) Incorporated herein by reference to Exhibit 4.2 contained in the Company's report on Form S-8 (Commission File No. 333-72541)