Form 10-Q
period 2001-03-31
SPARTA INC /DE
filed 2001-05-16
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended    March 31, 2001
                                    --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

Commission file number       0-21682
                       --------------------

                                  SPARTA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               63-0775889
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA         92653-1595
---------------------------------------------------------    -------------------
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

As of April 1, 2001, the registrant had 5,249,757 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX


PART I    FINANCIAL INFORMATION

ITEM 1    Quarterly Financial Statements

          Consolidated Statements of Income for the Three Months Ended March 31, 2001 and March 31, 2000 (Unaudited)

          Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (Unaudited)

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31, 2000 (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3    Qualitative and Quantitative Disclosures About Market Risk

PART II   OTHER INFORMATION

SIGNATURE

                                     PART I


                              FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF INCOME

SPARTA, INC.
(UNAUDITED)

Item 1. Financial Statements

                                          Three Months ended March 31
                                        ------------------------------
                                            2001              2000
                                        ------------       -----------

SALES                                   $ 31,394,000       $27,986,000
                                        ------------       -----------
COSTS AND EXPENSES:

  Labor costs and related benefits        17,875,000        16,224,000

  Subcontractor and other costs            7,560,000         5,757,000

  Facility costs                           2,153,000         2,141,000

  Travel and other                           585,000         1,395,000

  Interest expense, net                      (54,000)           36,000
                                        ------------       -----------

                                          28,119,000        25,553,000
                                        ------------       -----------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                          3,275,000         2,433,000

PROVISION FOR TAXES ON INCOME              1,310,000           973,000
                                        ------------       -----------

NET INCOME                              $  1,965,000       $ 1,460,000
                                        ============       ===========

BASIC EARNINGS PER SHARE                $       0.37       $      0.22
                                        ============       ===========

DILUTED EARNINGS PER SHARE              $       0.34       $      0.19
                                        ============       ===========


    The accompanying notes are an integral part of the financial statements

CONSOLIDATED BALANCE STATEMENT

SPARTA, INC.

                                                                       MARCH 31         DECEMBER 31,
                                                                         2001               2000
                                                                     ------------       ------------

ASSETS

CURRENT ASSETS
  Cash                                                               $  9,963,000       $ 7,082,000
  Accounts receivable                                                  25,755,000        32,699,000
  Prepaid expenses                                                        917,000           699,000
                                                                     ------------       -----------
    TOTAL CURRENT ASSETS                                               36,635,000        40,480,000

  Equipment and improvements, net                                       8,912,000         8,999,000
  Other assets                                                          2,066,000         2,063,000
                                                                     ------------       -----------
    TOTAL ASSETS                                                     $ 47,613,000       $51,542,000
                                                                     ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                               $  4,973,000       $ 7,641,000
  Accounts payable and other accrued expenses                           3,669,000         7,501,000
  Current portion of notes payable                                      1,057,000           467,000
  Income taxes payable                                                  1,675,000         1,111,000
  Deferred income taxes                                                 2,022,000         2,022,000
                                                                     ------------       -----------
    TOTAL CURRENT LIABILITIES                                          13,396,000        18,742,000

NOTES PAYABLE

SUBORDINATED NOTES PAYABLE                                              5,187,000           634,000

DEFERRED INCOME TAXES                                                     651,000           651,000

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  351,837 and 367,780 shares issued and outstanding                     5,528,000         5,907,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares authorized;
  5,891,567 and 5,540,078 shares issued                                    59,000            55,000
  Additional paid-in capital                                           24,619,000        21,329,000
  Retained earnings                                                     6,313,000         4,224,000
  Treasury stock                                                       (8,140,000)               --
                                                                     ------------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                         22,851,000        25,608,000
                                                                     ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 47,613,000       $51,542,000
                                                                     ============       ===========


    The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

SPARTA, INC.
(UNAUDITED)

                                                                    Three Months ended March 31
                                                                   -----------------------------
                                                                      2001              2000
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $ 1,965,000       $ 1,460,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    512,000           509,000
      Employee compensation paid in stock                            1,962,000         1,559,000
      Changes in assets and liabilities:
        Accounts receivable                                          6,945,000         6,159,000
        Prepaid expenses                                              (218,000)         (307,000)
        Other assets                                                    (3,000)         (105,000)
        Accrued compensation                                        (2,668,000)       (1,914,000)
        Accounts payable and other accrued expense                  (3,833,000)       (3,467,000)
        Income taxes payable/receivable                                567,000           641,000
        Tax benefit relating to stock plan                             608,000           456,000
                                                                   -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,837,000         4,991,000
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (425,000)         (477,000)
                                                                   -----------       -----------
          NET CASH USED IN INVESTING ACTIVITIES                       (425,000)         (477,000)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                      724,000           654,000
  Redemption of preferred stock                                       (257,000)         (300,000)
  Cash purchases of treasury stock                                  (2,762,000)       (1,628,000)
  Net (payments on) proceeds from line-of-credit agreement                  --          (951,000)
  Principal payments on debt                                          (236,000)         (237,000)
                                                                   -----------       -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (2,531,000)       (2,462,000)
                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH                                      2,881,000         2,052,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,082,000           319,000
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 9,963,000       $ 2,371,000
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $    88,000       $    40,000
                                                                   ===========       ===========
    Income taxes                                                   $   155,000       $   175,000
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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on December 31, 2000 and its first quarter ended April 1, 2001 and its corresponding first quarter last year ended on April 2, 2000. To aid the reader of the financial statements, the year-end have been presented as December 31, 2000 and the quarters and three months ended March 31, 2001 and March 31, 2000.

In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2001 and March 31, 2000 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - RECEIVABLES

Unbilled accounts receivable includes $3,384,000 of costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under a present contract, but for which final contract negotiations or formal contracts or contract modifications have not been executed as of March 31, 2001. Revenue for such contracts have been recorded in amounts that are expected to be realized on final settlement.

NOTE C - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE D - COMPUTATION OF PER SHARE EARNINGS

                                 Three months ended March 30
                                 ---------------------------
                                    2001             2000
                                 ----------      -----------
BASIC EPS
  Net income                     $1,965,000      $ 1,460,000
  Accretion adjustment                   --         (237,000)
                                 ----------      -----------
                                 $1,965,000      $ 1,223,000
                                 ==========      ===========

Shares outstanding                5,251,505        5,636,726

Per share amounts                $     0.37      $      0.22
                                 ==========      ===========

DILUTIVE EFFECT
  Net income                     $1,965,000      $ 1,460,000
  Accretion adjustment                   --         (237,000)
                                 ----------      -----------
                                 $1,965,000      $ 1,223,000
                                 ==========      ===========

Shares outstanding                5,251,505        5,636,726
Stock options                       348,923          568,594
Deferred Stock Compensation         116,442          114,347
                                 ----------      -----------
                                  5,716,870        6,319,667

   Per share amounts             $     0.34      $      0.19
                                 ==========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference, the Company's Form 10-K for the year ended December 31, 2000, should be consulted.

The following table sets forth, for the periods indicated, selected financial results from the Company's continuing operations and audited Financial Statements.

RESULTS OF OPERATIONS

                                  Three months ended March 31
                                  ---------------------------
                                     2001             2000
                                  ----------       ----------

Sales                             31,394,000       27,986,000
Gross profit(1)                    3,281,000        2,924,000
Gross profit as a % of costs           11.67%           11.67%
Net income(2)                      1,965,000        1,460,000
Number of staff                          766              762


                                                         Balance at
                                         -----------------------------------------
                                          March 31      December 31,    March 31
                                            2001           2000           2000
                                         -----------    -----------    -----------

Funded 12 month backlog                   64,200,000     57,300,000     50,000,000
Total 12 month contract backlog          126,700,000    131,900,000    121,800,000
Stockholder's equity                      22,851,000     25,608,000     20,663,000
Equity per share(3)                             3.88           4.61           3.59
Stock repurchase notes                     6,244,000      1,101,000      1,144,000
Line of credit                                    --             --             --
Number in days sales in receivables               77             76             76
Current ratio                                    2.7            2.2            2.2

-------------
(1) The Company defines gross profits as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)  Prior to adjustments for interest and accretion on stock - See Note D.

(3)  Equity per share based on outstanding shares of common stock.

REVENUES

The Company's contract revenues for the first quarter were up 12.2% from the corresponding three-month period in 2000 due to increased project billings including the effect of new work as described below. Gross profit for the three-month period ended March 31, 2001 was up 12.2% when compared to the corresponding period of 2000. Gross profit as a percent of costs remained 11.67% equal to the corresponding period in 2000. The profit rate for the quarter was one of the highest the company has ever achieved and was due to increased contracting efficiencies, high award fees on incentive contracts, and profits on fixed price contracts. However, there is no guarantee that this profit rate can be sustained for subsequent quarters or the year.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had no new major competitive contract losses in the first quarter, although it did have three losses of mid-sized contracts each valued at about $1,000,000-$1,500,000 in multi-year value. The Company had wins of five major competitive contract vehicles with very large contract face value amounts but with indeterminate amounts of future funding. The Company notes that contracts entered into with its Government customers over the last years have become dominated by time and materials [T&M] contracts and indefinite delivery, indefinite quantity [ID,IQ] contracts. The impact of this is that the face value such contracts often has little significance to how much revenue the Company will actually receive from the contract. For example, the face value of these five new contracts totals almost $40,000,000,000, however, the Company expects to achieve only $28,000,000 to $32,000,000 in actual revenues. The five contracts consist of (A) STRICOM Omnibus, won by DSSO as the prime contractor, with a potential real value of as much as $18,000,000 over eight years; (B) CTIA, won by DSSO as subcontractor to Lockheed Martin, with a potential value of about $3,500,000 over three years; (C) AFRL IDVTS, won by STO as subcontractor to J&T, with a potential value of about $2,500,000 over five years; (D) NAVSEA Support, won by ASTO as subcontractor to CACI, with a potential value of about $3,000,000 over 15 years; and (E) HHS CIO Support, won by ASTO as subcontractor to RSIS, with a potential value of about $2,500,000 over five years.

In addition to these wins of major competitive contract vehicles, the Company had three large sole source follow-on contract awards. One of those was the award to CPO by the Javelin JV of the next phase of the Javelin production contract--a contract value of $21,000,000 over three years. The other two were awards of follow-ons to two current large contracts terminating in 2001 that had been expected to be re-competed. Instead, the customers elected to award the Company sole source follow-on contracts. These were (A) the JVC Follow-on, won by IDSO as prime contractor for AMCOM, with a value of $4,900,000 over two years and (B) the ISTCJ Follow-on, won by DPO as subcontractor to TBE, with a value of $5,300,000 over two and one-half years.

Total funding awarded during the first quarter was nearly $40,000,000. As a result, the Company's funded contract backlog increased to $64,200,000. However, annualized contract backlog decreased 4.1% in the first quarter from backlog at the beginning of the year. Backlog increased from $131,900,000 to $126,700,000 at the end of the first quarter. The Company plans to submit many proposals in the next two quarters as the opportunity backlog is still very strong.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $6,000,000. There were no borrowings against the Company's line of credit as of the end of the 1st quarter of 2001 or the corresponding period in 2000. Sustaining the low reliance on borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction of investment in product initiatives. Days sales outstanding increased to 77 days at March 31, 2001 from 76 days at December 31, 2000. In comparison with the corresponding period of 2000, the days sales outstanding increased 1 day from the 76 days reported at March 31, 2000. The Company continues to actively monitor receivables with emphasis placed on collection activities. The Company's debt-to-equity ratio, as defined by the bank, was 0.5 at March 31, 2001 versus 0.5 at December 31, 2000 and 0.4 at March 31, 2000. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased from $25,608,000 at the end of 2000 to $22,851,000 at March 31, 2001. The repurchase of stock from several large stockholders who have left the company and the quarterly stock repurchase contributed to this decrease.

STOCK PURCHASE AGREEMENT

Under the Stock Purchase Agreement (the "Agreement"), which the Company entered into with Science Applications International Corporation ("SAIC") in November, 1994, SAIC purchased a total of $2,400,000 of Company Preferred Stock in 1994, 1995 and 1996. By agreement with SAIC, the Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. During 1999 and 2000, the Company redeemed a total of 201,259 preferred shares from SAIC for $2,326,000. An additional 15,943 shares of preferred stock were redeemed from SAIC during the first quarter of 2001 for $257,000 bringing the total stock repurchased to $2,583,000. Preferred stock held by SAIC as of March 31, 2001 totaled $1,397,000 (351,837 shares) and represents 6.3% of the Company's total outstanding stock. Through March 31, 2001 accretion of preferred stock was $4,131,000. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 87% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first quarter of 2001. The Company does not anticipate any termination of programs and contracts in 2001. However, no assurances can be given that such events will not occur.

In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. These appropriations are subject to unforeseen changes in the allocation of the overall Department of Defense budget for government fiscal year (GFY) 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to item 7A in the Company's Annual Report on Form 10K for the year ended December 31, 2000.

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

The Company has no investigations, claims, and lawsuits arising out of its business, nor any known to be pending.

ITEM 2    CHANGES IN SECURITIES

Not Applicable

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on May 4, 2001 at which time proxies and shareholders present will vote on the Directors and the continuation of PricewaterhouseCoopers LLP as the Company's independent accountant to examine the consolidated financial statements for the year ending December 30, 2001.

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



                                                    SPARTA, INC.


                                                    /s/ B. Warren Knudson
                                                    ----------------------------
Date:  May 15, 2001                                     B. Warren Knudson
                                                        Vice President and Chief
                                                        Financial Officer
                                                        (Principal Finance and
                                                        Accounting Officer)