Form 10-Q
period 2001-06-30
SPARTA INC /DE
filed 2001-08-15
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended              June 30, 2001
                                     --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


     Commission file number              0-21682
                            --------------------------------

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

Yes [x]   No [ ]

As of July 1, 2001, the registrant had 5,366,599 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001

                                      INDEX


PART I   FINANCIAL INFORMATION

ITEM 1   Quarterly Financial Statements

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations

ITEM 3   Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings

ITEM 2   Changes in Securities

ITEM 3   Defaults Upon Senior Securities

ITEM 4   Submission of Matters to a Vote of Security Holders

ITEM 5   Other Materially Important Events

ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURE

                                     PART I


                              FINANCIAL INFORMATION

                                  SPARTA, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                         --------------------------------        --------------------------------
                                             2001                2000                2001                2000
                                         ------------        ------------        ------------        ------------

SALES                                    $ 33,793,000        $ 31,973,000        $ 65,187,000        $ 59,959,000
                                         ------------        ------------        ------------        ------------

COSTS AND EXPENSES:

  Labor costs and related benefits         17,345,000          15,934,000          35,220,000          32,158,000

  Subcontractor and other costs             8,674,000          10,410,000          16,234,000          16,167,000

  Facility costs                            2,232,000           2,350,000           4,385,000           4,491,000

  Travel and other                          2,325,000             224,000           2,910,000           1,619,000

  Interest income, net                        (52,000)            (48,000)           (106,000)            (12,000)
                                         ------------        ------------        ------------        ------------

                                           30,524,000          28,870,000          58,643,000          54,423,000
                                         ------------        ------------        ------------        ------------

  Income from operations                    3,269,000           3,103,000           6,544,000           5,536,000
  Gain on sale of Raleigh division                              4,339,000                               4,339,000
                                         ------------        ------------        ------------        ------------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                           3,269,000           7,442,000           6,544,000           9,875,000

PROVISION FOR TAXES ON INCOME               1,308,000           2,977,000           2,618,000           3,950,000
                                         ------------        ------------        ------------        ------------
NET INCOME                               $  1,961,000        $  4,465,000        $  3,926,000        $  5,925,000
                                         ============        ============        ============        ============

BASIC EARNINGS PER SHARE                 $       0.32        $       0.77        $       0.74        $       0.99
                                         ============        ============        ============        ============

DILUTED EARNINGS PER SHARE               $       0.30        $       0.71        $       0.68        $       0.91
                                         ============        ============        ============        ============


     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                          JUNE 30,          DECEMBER 31,
                                                                            2001               2000
                                                                        ------------        -----------
                                                                        (Unaudited)          (Audited)

ASSETS

CURRENT ASSETS
  Cash                                                                  $ 16,865,000        $ 7,082,000
  Accounts receivable                                                     21,886,000         32,699,000
  Prepaid expenses                                                           895,000            699,000
                                                                        ------------        -----------
    TOTAL CURRENT ASSETS                                                  39,646,000         40,480,000

  Equipment and improvements, net                                          8,978,000          8,999,000
  Other assets                                                             2,152,000          2,063,000
                                                                        ------------        -----------
    TOTAL ASSETS                                                        $ 50,776,000        $51,542,000
                                                                        ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued compensation                                                  $  6,745,000        $ 7,641,000
  Accounts payable and other accrued expenses                              4,017,000          7,501,000
  Current portion of subordinated notes payable                            1,577,000            467,000
  Income tax payable                                                       1,798,000          1,111,000
  Deferred income taxes                                                    2,022,000          2,022,000
                                                                        ------------        -----------
    TOTAL CURRENT LIABILITIES                                             16,159,000         18,742,000

SUBORDINATED NOTES PAYABLE                                                 8,234,000            634,000

DEFERRED INCOME TAXES                                                        651,000            651,000

REDEEMABLE PREFERRED STOCK
  Preferred stock, $.01 par value; 2,000,000 shares authorized;
    339,106 and 367,780 shares issued and outstanding, respectively        5,592,000          5,907,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 25,000,000 shares authorized;
    6,044,996 and 5,540,078 shares issued                                     60,000             55,000
  Additional paid-in capital                                              26,615,000         21,329,000
  Retained earnings                                                        8,009,000          4,224,000
  Treasury stock                                                         (14,544,000)                --
                                                                        ------------        -----------
    Total stockholders' equity                                            20,140,000         25,608,000
                                                                        ------------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 50,776,000        $51,542,000
                                                                        ============        ===========

     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------------
                                                                        2001                2000
                                                                    ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $  3,926,000        $  5,925,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,041,000             753,000
      Loss on sale of equipment                                               --              51,000
      Employee compensation paid in stock                              2,672,000           2,177,000
      Gain on sale of Raleigh Division                                        --          (4,339,000)
      Changes in assets and liabilities:
         Accounts receivable                                          10,813,000           8,645,000
         Prepaid expenses                                               (196,000)           (320,000)
         Other assets                                                    (89,000)           (123,000)
         Accrued compensation                                           (896,000)           (939,000)
         Accounts payable and other accrued expense                   (3,484,000)         (3,931,000)
         Income taxes payable/receivable                                 688,000           2,635,000
      Tax benefit relating to stock plan                                 840,000             610,000
                                                                    ------------        ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   15,315,000          11,144,000
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Raleigh Division                                      --           4,800,000
  Capital expenditures                                                (1,020,000)           (844,000)
                                                                    ------------        ------------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (1,020,000)          3,956,000
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                      1,779,000           1,242,000
  Redemption of preferred Stock                                         (456,000)           (400,000)
  Purchases of treasury stock                                         (5,249,000)         (3,601,000)
  Net (repayments) borrowing under line-of-credit agreement                   --            (951,000)
  Principal payments on debt                                            (586,000)           (491,000)
                                                                    ------------        ------------
          NET CASH USED IN FINANCING ACTIVITIES                       (4,512,000)         (4,201,000)
                                                                    ------------        ------------

NET INCREASE IN CASH                                                   9,783,000          10,899,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,082,000             319,000
                                                                    ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 16,865,000        $ 11,218,000
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                        $    156,000        $     32,000
                                                                    ============        ============
    Income taxes                                                    $  1,113,000        $    991,000
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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on December 31, 2000 and its second quarter ended July 1, 2001 and its corresponding second quarter last year ended on July 2, 2000. To aid the reader of the financial statements, the year-end has been presented as December 31, 2000 and the quarters and six months ended as June 30, 2001 and June 30, 2000.

In the opinion of management, the unaudited financial information for the three and six-month periods ended June 30, 2001 and June 30, 2000 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE C - COMPUTATION OF PER SHARE EARNINGS

                                   Three months ended June 30,             Six months ended June 30,
                                  ------------------------------        ------------------------------
                                      2001               2000               2001               2000
                                  -----------        -----------        -----------        -----------

Basic EPS
  Net income                      $ 1,961,000        $ 4,465,000        $ 3,926,000        $ 5,925,000
  Less accretion                     (265,000)          (174,000)          (141,000)          (411,000)
                                  -----------        -----------        -----------        -----------
                                  $ 1,696,000        $ 4,291,000        $ 3,785,000        $ 5,514,000
                                  ===========        ===========        ===========        ===========

Shares outstanding                  5,251,505          5,600,243          5,102,091          5,587,424

Per share amounts                 $      0.32        $      0.77        $      0.74        $      0.99
                                  ===========        ===========        ===========        ===========

Dilutive Effect
  Net income                      $ 1,961,000        $ 4,465,000        $ 3,926,000        $ 5,925,000
  Less accretion                     (265,000)          (174,000)          (141,000)          (411,000)
                                  -----------        -----------        -----------        -----------
                                  $ 1,696,000        $ 4,291,000        $ 3,785,000        $ 5,514,000
                                  ===========        ===========        ===========        ===========

Shares outstanding                  5,251,505          5,600,243          5,102,091          5,587,424
Stock options                         346,840            335,538            347,881            338,308
Deferred Stock Compensation           116,442            114,347            116,442            114,347
                                  -----------        -----------        -----------        -----------
                                    5,714,787          6,050,128          5,566,414          6,040,079

   Per share amounts              $      0.30        $      0.71        $      0.68        $      0.91
                                  ===========        ===========        ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections contained in forward-looking statements. For a more complete discussion of the factors which could cause such a difference refer to the Company's Form 10-K for the year ended December 31, 2000.

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS

                                               Three months ended June 30,           Six months ended June 30,
                                               ----------------------------        ----------------------------
                                                  2001              2000              2001              2000
                                               ----------        ----------        ----------        ----------

Sales                                          33,793,000        31,973,000        65,187,000        59,959,000
Gross profit(1)                                 3,591,000         2,782,000         6,872,000         5,706,000
Gross profit as a % of costs                        11.89%             9.53%            11.78%            10.52%
Net income excluding Raleigh sale               1,961,000         1,864,000         3,926,000         3,024,000
Net income including gain on Raleigh sale       1,961,000         4,465,000         3,926,000         5,925,000
Number of staff                                       798               777               798               777

                                                                                   Balance at
                                                                 ----------------------------------------------
                                                                  June 30,        December 31,        June 30,
                                                                    2001              2000              2000
                                                                 ----------        ----------        ----------

Funded 12 month backlog                                          58,200,000        57,300,000        54,700,000
Total 12 month contract backlog                                 124,600,000       131,900,000       128,500,000
Stockholders' equity                                             20,140,000        25,608,000        23,540,000
Equity per share (2)                                                   3.33              4.61              4.14
Stock repurchase notes                                            9,811,000         1,101,000         1,691,000
Line of credit                                                           --                --                --
Number in days sales in receivables                                      62                76                66
Current ratio                                                           2.5               2.2               2.2

----------
(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)  Equity per share is based on outstanding shares of common stock.

REVENUES

The Company's contract revenues for the second quarter were up 5.7% from the corresponding three-month period in 2000 due to increased project billings including the effect of new work as described below. Gross profit for the three-month period ended June 30, 2001 was up 29.1% when compared to the corresponding period of 2000. Gross profit as a percent of costs increased from 9.5% to 11.9% for the corresponding period in 2000.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had five major competitive contract or task order wins in this quarter. Spiral Technology, a wholly owned subsidiary of the Company, won the re-compete of the Advanced Research and Engineering Support [ARES] contract at the Phillips Laboratory at Edwards AFB. This follow-on contract has a value of $13.5M over five years. Spiral Technology also won the Joint Technical Support Services [J-Tech] contract at Edwards AFB as a subcontractor to the EG&G/Raytheon Joint Venture. This subcontract has a value of $160M over 15 years. By the end of a six-month phase-in period, Spiral Technology expects to have 130 new Spiral employees working on J-Tech. ASTO, as a subcontractor to Honeywell, won the DARPA Mixed Initiative Control of Automa (MICA) program. This subcontract has a value of $800K over four years. IDSO, through the ALS Joint Venture, won the Logistics Support for Total Ownership Cost Reduction task order at AMCOM. This delivery order contract has a value of $1.6M over five years. SMDO won an

EADD II task order under the new EADD II IDIQ task-order contract for SMC Systems Integration Information and Program Management Support. The task order value is $1.2M over 27 months. The Company now has 15 task orders running under this important contract.

The Company had no major competitive losses during this quarter.

Annualized contract backlog decreased 1.7% in the second quarter over backlog at the end of the first quarter, and decreased 5.5% from backlog at the beginning of the year. Backlog decreased from $126,700,000 at the end of the first quarter to $126,400,000 at the end of the second quarter. Proposal backlog increased $21,200,000 in the quarter to $118,600,000 as a number of large proposals were written and submitted to customers. Opportunity backlog remains high and additional proposals will be written in the next two quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $6,000,000. There were no borrowings against the Company's line of credit as of the end of the 2nd quarter of 2001 or the corresponding period in 2000. Sustaining the low reliance on borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction in investment in product initiatives. Days sales outstanding decreased to 61 days at June 30, 2001 from 77 days at March 31, 2001. In comparison with the corresponding period of 2000, the days sales outstanding decreased 4 days from the 66 days reported at June 30, 2000. The Company continues to actively monitor receivables with emphasis placed on collection activities and bi-monthly billing if allowed under the contract. The Company's debt-to-equity ratio, as defined by the bank, was 0.3 at June 30, 2001 versus 0.5 at December 31, 2000 and 0.5 at June 30, 2000. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased from $25,608,000 at the end of 2000 to $20,140,000 at June 30, 2001. The repurchase of stock from several large stockholders who have left the company and the quarterly stock repurchase contributed to this decrease.

STOCK PURCHASE AGREEMENT

Under the Stock Purchase Agreement, which the Company entered into with Science Applications International Corporation ("SAIC") in November, 1994, SAIC purchased $2,400,000 of Company Preferred Stock in 1994, 1995 and 1996 totaling 569,039 shares. By agreement with SAIC, the Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the stock repurchase limitation. Preferred stock held by SAIC as of June 30, 2001 totaled 339,106 shares and represents 4.7% of the Company's total outstanding stock. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 86% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the second quarter of 2001. The Company does not anticipate any termination of programs and contracts in 2001. However, no assurances can be given that such events will not occur.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting was held on May 4, 2001 at which time proxies and shareholders present voted for the Directors and the continuation of PricewaterhouseCoopers LLP as the Company's independent accountant to examine the consolidated financial statements for the year ending December 31, 2000.

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



                                             SPARTA, INC.


                                             /s/ B. Warren Knudson
                                             -----------------------------------
Date: August 15, 2001                            B. Warren Knudson
                                                 Vice President and Chief
                                                 Financial Officer (Principal
                                                 Finance and Accounting Officer)