Form 10-Q
period 2001-09-30
SPARTA INC /DE
filed 2001-11-15
CIK 875623

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-21682

                                  SPARTA, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                            63-0775889
-----------------------------             -----------------
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

Yes [X] No [ ]

As of October 28, 2001, the registrant had 4,982,720 shares of common stock, $.01 par value per share, issued and outstanding.

                                  SPARTA, Inc.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

ITEM 2         Changes in Securities

ITEM 3         Defaults Upon Senior Securities

ITEM 4         Submission of Matters to a Vote of Security Holders

ITEM 5         Other Materially Important Events

ITEM 6         Exhibits and Reports on Form 8-K

SIGNATURE

                                     PART I

                              FINANCIAL INFORMATION

                                  SPARTA, INC.

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                         THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                        ---------------------------------       ---------------------------------
                                             2001                2000                2001                2000
                                        -------------       -------------       -------------       -------------
SALES                                   $  34,819,000       $  33,224,000       $ 100,006,000       $  93,182,000
                                        -------------       -------------       -------------       -------------

COSTS AND EXPENSES:

  Labor costs and related benefits         18,207,000          17,101,000          53,427,000          49,259,000

  Subcontractor & other costs               9,246,000           7,926,000          25,480,000          24,093,000

  Facility costs                            2,394,000           2,205,000           6,779,000           6,697,000

  Travel and other                          1,200,000             936,000           4,110,000           2,554,000

  Interest income, net                        (65,000)           (152,000)           (171,000)           (164,000)
                                        -------------       -------------       -------------       -------------

                                           30,982,000          28,016,000          89,625,000          82,439,000
                                        -------------       -------------       -------------       -------------

  Income from operations                    3,837,000           5,208,000          10,381,000          10,743,000
  Gain on sale of Raleigh division                                                                      4,339,000
                                        -------------       -------------       -------------       -------------

INCOME BEFORE PROVISION FOR
  TAXES ON INCOME                           3,837,000           5,208,000          10,381,000          15,082,000

PROVISION FOR TAXES ON INCOME               1,534,000           2,083,000           4,152,000           6,033,000
                                        -------------       -------------       -------------       -------------

NET INCOME                              $   2,303,000       $   3,125,000       $   6,229,000       $   9,049,000
                                        =============       =============       =============       =============

BASIC EARNINGS PER SHARE                $        0.39       $        0.44       $        1.14       $        1.45
                                        =============       =============       =============       =============

DILUTED EARNINGS PER SHARE              $        0.36       $        0.40       $        1.04       $        1.33
                                        =============       =============       =============       =============


     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

CONSOLIDATED BALANCE SHEET


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001               2000
                                                                       ------------       ------------
                                                                       (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS

  Cash                                                                 $ 15,922,000       $  7,082,000
  Accounts receivable                                                    26,261,000         32,699,000
  Prepaid expenses                                                          529,000            699,000
                                                                       ------------       ------------
    TOTAL CURRENT ASSETS                                                 42,712,000         40,480,000

  Equipment and improvements, net                                         8,922,000          8,999,000
  Other assets                                                            2,144,000          2,063,000
                                                                       ------------       ------------
    TOTAL ASSETS                                                       $ 53,778,000       $ 51,542,000
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued compensation                                                 $  7,317,000       $  7,641,000
  Accounts payable and other accrued expenses                             6,368,000          7,501,000
  Current portion of subordinated notes payable                           1,518,000            467,000
  Income tax payable                                                      1,246,000          1,111,000
  Deferred income taxes                                                   2,022,000          2,022,000
                                                                       ------------       ------------
    TOTAL CURRENT LIABILITIES                                            18,471,000         18,742,000

SUBORDINATED NOTES PAYABLE                                                7,862,000            634,000
DEFERRED INCOME TAXES                                                       651,000            651,000

REDEEMABLE PREFERRED STOCK

  Preferred stock, $.01 par value; 2,000,000 shares authorized;
  281,120 and 367,780 shares issued and outstanding, respectively         4,894,000          5,907,000

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value, 25,000,000 shares authorized;
  6,198,425 and 5,540,078 shares issued                                      62,000             55,000
  Additional paid-in capital                                             28,882,000         21,329,000
  Retained earnings                                                      10,052,000          4,224,000
  Treasury stock                                                        (17,096,000)              --
                                                                       ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                           21,900,000         25,608,000
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 53,778,000       $ 51,542,000
                                                                       ============       ============


     The accompanying notes are an integral part of the financial statements

                                  SPARTA, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                   -------------------------------
                                                                       2001               2000
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $  6,229,000       $  9,049,000
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                   1,545,000          1,237,000
      Loss on sale of equipment                                           1,000            112,000
      Employee compensation paid in stock                             3,411,000          2,791,000
      Gain on sale of Raleigh Division                                     --           (4,339,000)
      Changes in assets and liabilities:
         Accounts receivable                                          6,438,000          5,700,000
         Prepaid expenses                                               170,000           (158,000)
         Other assets                                                   (81,000)          (164,000)
         Accrued compensation                                          (324,000)          (171,000)
         Accounts payable and other accrued expense                  (1,133,000)        (3,444,000)
         Income taxes payable/receivable                                136,000          2,089,000
      Tax benefit relating to stock plan                              1,221,000            874,000
                                                                   ------------       ------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  17,613,000         13,576,000
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of Raleigh Division                                  --            4,800,000
    Capital expenditures                                             (1,469,000)        (1,513,000)
                                                                   ------------       ------------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (1,469,000)         3,287,000
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                     2,928,000          1,934,000
  Redemption of preferred Stock                                      (1,414,000)          (757,000)
  Purchases of treasury stock                                        (7,801,000)        (6,412,000)
  Net (repayments) borrowing under line-of-credit agreement                --             (951,000)
  Principal payments on debt                                         (1,017,000)          (784,000)
                                                                   ------------       ------------
          NET CASH USED IN FINANCING ACTIVITIES                      (7,304,000)        (6,970,000)
                                                                   ------------       ------------

NET INCREASE IN CASH                                                  8,840,000          9,893,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      7,082,000            319,000
                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 15,922,000       $ 10,212,000
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $    318,000       $     56,000
                                                                   ============       ============
    Income taxes                                                   $  2,820,000       $  3,370,000
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

The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last fiscal year ended on December 31, 2000 and its third quarter ended September 30, 2001 and its corresponding third quarter last year ended on October 1, 2000. To aid the reader of the financial statements, the year-end has been presented as December 31, 2000 and the quarters and nine months ended as September 30, 2001 and September 30, 2000.

In the opinion of management, the unaudited financial information for the three and nine-month periods ended September 30, 2001 and September 30, 2000 reflect all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

NOTE B - INCOME TAXES

Income taxes for interim periods are computed using the estimated annual effective rate method.

NOTE C - COMPUTATION OF PER SHARE EARNINGS


                                         THREE MONTHS ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                         -------------------------------     ------------------------------
                                             2001              2000              2001              2000
                                         -----------       -----------       -----------       -----------
BASIC EPS
  Net income                             $ 2,303,000       $ 3,125,000       $ 6,229,000       $ 9,049,000
  Less accretion                            (259,000)         (679,000)         (523,000)       (1,036,000)
                                         -----------       -----------       -----------       -----------
                                         $ 2,044,000       $ 2,446,000       $ 5,706,000       $ 8,013,000
                                         ===========       ===========       ===========       ===========

Shares outstanding                         5,251,505         5,600,243         5,024,826         5,544,540

Per share amounts                        $      0.39       $      0.44       $      1.14       $      1.45
                                         ===========       ===========       ===========       ===========

DILUTIVE EFFECT
  Net income                             $ 2,303,000       $ 3,125,000       $ 6,229,000       $ 9,049,000
  Less accretion                            (259,000)         (679,000)         (523,000)       (1,036,000)
                                         -----------       -----------       -----------       -----------
                                         $ 2,044,000       $ 2,446,000       $ 5,706,000       $ 8,013,000
                                         ===========       ===========       ===========       ===========

Shares outstanding                         5,251,505         5,600,243         5,024,829         5,544,540
Stock options                                352,032           383,214           349,473           353,393
Deferred Stock Compensation                  116,442           114,347           116,442           114,347
                                         -----------       -----------       -----------       -----------
                                           5,719,979         6,097,804         5,490,744         6,012,280

   Per share amounts                     $      0.36       $      0.40       $      1.04       $      1.33
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

The following table sets forth, for the periods indicated, selected financial results:

RESULTS OF OPERATIONS


                                               Three months ended September 30       Nine months ended September 30
                                               -------------------------------       -------------------------------
                                                   2001               2000               2001               2000
                                               ------------       ------------       ------------       ------------
Sales                                            34,819,000         33,224,000        100,006,000         93,182,000
Gross profit(1)                                   3,881,000          5,229,000         10,752,000         10,935,000
Gross profit as a % of costs                          12.54%             18.68%             12.05%             13.30%
Net income excluding Raleigh sale                 2,303,000          3,125,000          6,229,000          6,448,000
Net income including gain on Raleigh sale         2,303,000          3,125,000          6,229,000          9,049,000
Number of staff                                         808                749                808                749


                                                           Balance at
                                         ------------------------------------------------
                                         September 30      December 31,      September 30
                                              2001              2000              2000
                                         ------------      ------------      ------------
Funded 12 month backlog                    52,200,000        57,300,000        41,100,000
Total 12 month contract backlog           145,400,000       131,900,000       138,500,000
Stockholders' equity                       21,900,000        25,608,000        24,747,000
Equity per share(2)                              3.53              4.61              5.10
Stock repurchase notes                      9,380,000         1,101,000         1,398,000
Line of credit                                   --                --                --
Number in days sales in receivables                65                76                69
Current ratio                                     2.3               2.2               2.3


(1) The Company defines gross profit as sales less costs and expenses excluding interest costs and certain expenses which cannot be billed to its government customers.

(2)     Equity per share is based on outstanding shares of common stock.


REVENUES

The Company's contract revenues for the third quarter and first nine months of 2001 were up 4.8% and 7.3%, respectively, from the corresponding periods in 2000 due to increased project billings, including the effect of new work as described below. Gross profit for the three-month and nine-month periods ended September 30, 2001 was down 25.8% and 1.7%, respectively, when compared to the corresponding periods of 2000. Gross profit as a percent of costs decreased to 12.5% from 18.7% for the corresponding quarter in 2000 and decreased from 13.3% to 10.75% for the respective nine-month period in 2000. Increased profitability during the third quarter of 2000 was driven primarily by uncharacteristically high gross margin on a fixed price contract.

NEW CONTRACTS AND ANNUALIZED BACKLOG

The Company had two major sole source contract extensions in the third quarter, four major competitive contract wins, and three major competitive contract losses in the quarter. ASTO was informed by the Ballistic Missile Defense Organization [BMDO] that, starting in November 2001, the Theater Missile Defense [TMD] SETA contract will be extended on a sole source basis for at least one year and potentially for as long as 18 months. This program generates approximately $25,000,000 of sales per year for ASTO. Similarly, Spiral Technology was informed by NASA Dryden that the Range Facilities & Information Support Services (RFISS) contract will be extended on a sole source basis for at least three months

(starting in October, 2001) and potentially as long as seven months. This program generates $12,000,000 of sales per year for Spiral Technology. RFISS will be followed by a 10-year follow-on contract for which Spiral Technology has submitted its competitive proposal.

For major competitive wins, ACTO won two classified contracts, the first valued at $1,400,000 over 12 months and the second at $3,300,000 over 15 months. IDSO, through the ALS Joint Venture, won two competitive task orders for the Army Missile Command (AMCOM). The first one for $1,000,000 over three years) is for Integrated Data Base Support, and the second for $800,000 over three years is for Logistics Maintenance Data Management and Logistics Integrated Data Base Maintenance.

For major competitive losses, DPO, as a subcontractor to Raytheon, lost the Army's Space Technology Applications and Requirements Support contract. This proposal had a value of $3,800,000 over five years. ASTO lost the Modeling and Simulation Support Services task order for the BMDO Test and Assessment Office. This task order had a value of $25,000,000 over five years. SMDO lost a task order for which three proposals were submitted. The task was for the Mini Receiver Concepts Program under the Air Force Space and Missile Center [SMC] EADD II task order contract. The proposals were valued at $2,000,000 over 13 months, $3,700,000 over two years, and $4,600,000 over two years. Finally, ISSO lost a Global Positioning System [GPS] contract with the Maryland Procurement Office. The contract was valued at $1,800,000 over eight months.

Annualized contract backlog increased 16.7% from $124,600,000 at the end of the second quarter to $145,400,000 at the end of the third quarter. However, annualized proposal backlog fell 30.3% from $118,600,000M to $82,600,000 at the end of the third quarter, primarily due to the sole source extension of the TMD SETA and RFISS contracts and the major competitive losses noted above. Opportunity backlog fell 39.3% from $206,200,000 to $125,200,000 primarily, due to converting three proposal opportunities to contract extensions as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are funds provided by operations and the bank line of credit. The Company's line of credit limit is $6,000,000. There were no borrowings against the Company's line of credit as of the end of the third quarter of 2001 or the corresponding period in 2000. Sustaining the low reliance on borrowings is largely due to the Company's concerted effort to control expenditures for independent research and development as well as a planned reduction in investment in product initiatives. Days sales outstanding increased to 65 days at September 30, 2001 from 61 days at June 31, 2001. In comparison with the corresponding period of 2000, the days sales outstanding decreased 4 days from the 69 days reported at September 30, 2000. The Company continues to actively monitor receivables with emphasis placed on collection activities and bi-monthly billing if allowed under the contract. The Company's debt-to-equity ratio, as defined by the bank, was 0.4 at September 30, 2001 versus 0.5 at December 31, 2000 and 0.4 at September 30, 2000. All capital expenditures were financed through operating funds and the revolving line of credit. The Company's cash flow from operations plus borrowing under its line of credit are expected to provide sufficient funds for the Company's operations, common stock repurchases, capital expenditures, and future long-term debt requirements.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased from $25,608,000 at the end of 2000 to $21,900,000 at September 30, 2001. The repurchase of stock from several large stockholders who retired from the company and the quarterly stock repurchase contributed to this decrease.

STOCK PURCHASE AGREEMENT

A Stock Purchase Agreement was entered into with Science Applications International Corporation ("SAIC") in November, 1994. SAIC subsequently purchased $2,400,000 of Company Preferred Stock from 1994 to 1996 totaling 569,039 shares. The Company began quarterly repurchase of SAIC Preferred Stock starting with the May 21, 1999 quarterly trade with funds available within the quarterly stock repurchase limitation (Refer to Item 5 in the Company's Annual Report on Form 10K for the year ended December 31, 2000). Preferred stock held by SAIC as of September 30, 2001 totaled 281,120 shares and represents 5.3% of the Company's total outstanding stock. It is the Company's intent to continue to repurchase SAIC stock within the Company's quarterly stock repurchase limitation and/or from equity funds as directed by the Board of Directors.

EFFECTS OF FEDERAL FUNDING FOR DEFENSE PROGRAMS

The Company continues to have approximately 86% of its contracts with the Department of Defense. The Company's government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the third quarter of 2001. The Company does not anticipate any termination of programs and contracts in 2001. However, no assurances can be given that such events will not occur.

In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. These appropriations are subject to unforeseen changes in the allocation of the overall Department of Defense budget for government fiscal year (GFY) 2002. Notably, the Administration's GFY2002 funding request for Ballistic Missile Defense [BMD], an area comprising 37% of the Company's sales, is significantly higher than the funding in GFY2001. However, the conflict in Afghanistan and extensions to the war on terrorism could materially affect any and all appropriations to defense programs in GFY2002.

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

There were no matters submitted to a vote of Company shareholders in the second quarter.

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

                                   SPARTA, INC.

                                   /s/ B. Warren Knudson
                                   --------------------------------
Date:   November 15, 2001          B. Warren Knudson
                                   Vice President and Chief
                                   Financial Officer
                                   (Principal Finance and
                                   Accounting Officer)