Form 10-K405
period 2001-12-30
SPARTA INC /DE
filed 2002-04-01
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _________ to __________

                         Commission file number 0-21682

                                  SPARTA, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               63-0775889
     -------------------------------             ---------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA         92653-1595
--------------------------------------------------------        -------------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (949) 768-8161

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

                        Options to Purchase Common Stock
                        --------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of February 24, 2002 was $93,190,752.

As of February 24, 2002, 4,853,685 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART 1

   ITEM 1.  BUSINESS ...........................................................  1

   ITEM 2.  PROPERTIES..........................................................  8

   ITEM 3.  LEGAL PROCEEDINGS...................................................  8

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  8

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.................................................  8

   ITEM 6.  SELECTED FINANCIAL DATA............................................. 12

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................................. 13

   ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 17

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................... 18

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE................................. 18
PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 18

   ITEM 11. EXECUTIVE COMPENSATION.............................................. 18

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................... 18

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 19

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K............................................................ 19

                              CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as "may", "will", "expects", "plans", "estimates", "intends", "believes" or "anticipates", and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our accounting estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, and the availability of highly skilled and educated employees required by the Company. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company's performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

                                     PART I

ITEM 1. BUSINESS

        SPARTA, Inc. ("SPARTA" or the "Company") performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services and other agencies of the U.S. Department of Defense ("DoD"). The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for Ballistic Missile Defense ("BMD"); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA's technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft and missile systems. Since the events of September 11, 2001, defense spending has been made a national priority. The DoD budget increases in fiscal year 2002, and proposed for fiscal year 2003, represent the largest increases we've seen since the Vietnam War. Although the events of September 11 have renewed the nation's defense priority, and created many opportunities in the Company's core business areas, there will be strong competition for these opportunities and the Company must compete effectively to capture the work.

        In 1995, a subsidiary, Commercial Technology, Inc. ("CTI"), was formed to conduct business as SPARTA Marine Instrumentation. In the last quarter of 1998, all active contracts in CTI were contractually assigned to and assumed by another entity unaffiliated with the Company. The Company liquidated CTI in January of 2002. At the end of 2000, a new subsidiary, ST SPARTA, Inc. ("ST SPARTA"), was formed, and SPARTA's Technical Services Operation was transferred to ST SPARTA. As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company and its subsidiaries.

        Performance of scientific, engineering, technical and other services, under contracts with DoD agencies, either as a prime contractor or subcontractor, accounted for approximately 86% of the Company's revenues in the fiscal year ended December 30, 2001. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration ("NASA"), accounted for an additional 11% of the Company's revenues, and 3% of the Company's revenues were derived from non-government customers.

        In the area of strategic defense systems, the Company provides a wide range of scientific, engineering, and analytical services and technical support to various organizations of the DoD. These services and support are provided both directly to these agencies and indirectly via subcontracts from major defense and aerospace contractors. The agencies have primary responsibility for developing strategic defense systems which include (i) sophisticated reconnaissance and surveillance equipment, (ii) long range missile and weapons systems to protect the United States from attack and provide the United States with retaliatory capability, (iii) theater missile defense, and (iv) command, control, communication, and intelligence systems which control and integrate the operations of strategic reconnaissance, surveillance, and weapons systems.

        BMD programs have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent terrorist events and the Administration's concern about the proliferation of nuclear weapons to unstable rogue states has stabilized government funding in this area in recent years. Because of this, BMD has continued to be a steady and large part of the Company's business. In 2001, 2000 and, 1999, BMD revenues accounted for 37%, 38% and 37%, respectively, of sales. Government BMD funding for government fiscal year ("GFY") 2001 was $5.3 billion, up from $3.86 billion in GFY 2000. President George W. Bush, who took office in January of 2001, has made BMD a defense priority. In 2001, the U.S. withdrew from the 1973 ABM treaty so that different space architectures could be tested. A deployment decision on a National Missile Defense system will probably be made in GFY 2002 or 2003.

        During 2001, the Department of Defense established the Missile Defense Agency ("MDA") as a separate agency for the purpose of integrating into a single agency all of the military activities carried out by the U.S. Air Force, the U.S. Army and the U.S. Navy for defense against ballistic missiles. The MDA is an umbrella agency that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA budget appropriation for GFY 2002 has increased to $7.0 billion with renewed emphasis on deployment of a National Missile Defense system, as well as continuing support of Theater Missile Defense. Governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the United States to BMD will continue or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and President Bush's BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.

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

        In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. There has been a strong initiative within the government to out-source all services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. In addition, there has been a strong movement in acquisition reform to consolidate requirements and issue fewer contracts, larger in scope, and covering multiple years. Although most experts agree that consolidation of requirements has not been very favorable to small business, it has not adversely impacted the Company's business to date. Because of the consolidation of requirements, government contracts in the Company's business areas have seen a proliferation of large indefinite delivery/indefinite quantity ("IDIQ") task order contracts. These contracts have high contract value ceilings, but such ceilings usually have no relationship to the true contract value. These contracts usually have more than one awardee and merely give the Company the right to compete for task orders against other companies that have the same contract vehicle. Due to the nature of these types of contracts, there is uncertainty as to how much business the Company will ultimately be awarded under such contracts.

Company Strategy

        The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 800 employees, of whom approximately 70% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

        The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the Missile

Defense Agency, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility support work for NASA and the Air Force.

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

        Over the years, the Company has worked on military programs and has developed certain technologies for military applications. The Company has been pursuing the development of products and services that exploit these military technologies in the commercial marketplace. Significant investments were made in 1996, 1997, and 1998 for these technologies. Since 1999, investment in these technologies has been insignificant. Such technologies include lasers for interferometers, lasers for ordnance and mine neutralization, information assurance, and manufacturing processes for composite materials. Many of these projects are still in the development stage. As such, there were no significant sales of these technologies or products in the commercial marketplace in 2001.

        Given the composition of the Company and its employees' expertise, the Company believes it is in a strong position to compete for new opportunities in information operations, homeland security, defenses against weapons of mass destruction ("WMD"), and counter-terrorism. However, to date, the Company has not derived any significant revenues from these new business areas.

Organization

        In May of 2001, Dr. Robert C. Sepucha was named Chief Executive Officer, replacing the founder, Mr. Wayne R. Winton. Mr. Winton remains as the Chairman of the Board of Directors. In 2001, Mr. John O. Carroll replaced Dr. Sepucha as Sector President of the Defense and Space Systems Sector. In 2001, the Company continued to be organized in the following three sectors: (1) Information Systems Sector, (2) Defense and Space Systems Sector, and (3) Hardware Systems Sector. This approach, implemented in 1996, integrates the Company's capabilities and resources for key business targets and provides dedicated and focused business development leadership for each of those business areas. Shown below is a summary of the business areas of each sector:

        Defense and Space Systems Sector - This sector performs systems formulation, analysis, engineering, battle management and command, control and communications ("BM/C3"), policy and threat assessments, cost analysis and design for advanced military, and space systems such as BMD and defenses against WMD.

        Hardware Systems Sector - This sector performs engineering services and hardware analysis, design and development and production of products for military and commercial applications. ST SPARTA, which does business as Spiral Technology, reports to this sector.

        Information Systems Sector - This sector works on critical information technology ("IT") for government and commercial entities, solving problems in intelligence, law enforcement, BMD, battle management, command and control, and distributed military simulations for war gaming and training.

Marketing

        The Company's marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. The Company then evaluates this information, and teams of Company scientists, engineers, and analysts are formed along functional, geographic, and other lines in order to devise and implement the best means of benefiting from available business opportunities. This occasionally includes the preparation of unsolicited proposals responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations from various U.S. government agencies as discussed below.

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

        The Company frequently forms teaming arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. The teaming arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Woodside Summit Group, Computer Sciences Corporation, TRW, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed-Martin, TRW, Honeywell, and Raytheon, among others.

U.S. Government Contracts

        Approximately 97% of the Company's fiscal year 2001 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. government, primarily the military services and other agencies of the DoD. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.

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

        Greater risks are involved under firm fixed price contracts than under fixed price (level-of-effort) contracts, fixed rate, time and materials contracts and other types of cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to hardware. At this time, the Company has less than 5% of its revenue resulting from firm fixed price contracts relating to the delivery of hardware. Most of the Company's contracts are lower risk fixed price (level-of-effort); cost reimbursement; and fixed rate, time and materials contracts.

        All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended January 2, 2000 (fiscal year 1999). Indirect contract costs for periods subsequent to fiscal year 1999 have been recorded at amounts, which are expected to be realized upon final settlement. The Company expects that costs incurred in fiscal year 2000 will be audited and settled with the DCAA in fiscal year 2002, and that costs incurred in fiscal year 2001 will be audited and settled in fiscal year 2003.

        The Company's contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 2001. The Company does not anticipate any termination of programs and contracts in 2002. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company also would materially affect the revenues and income of the Company.

        In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall DoD budget. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the Company's business.

Backlog

        The following table shows the Company's 12-month contract backlog at the dates stated:

                                              December 30, 2001      December 31, 2000
                                              -----------------      -----------------
Funded 12-month contract backlog                 $ 31,700,000          $ 57,300,000
Unfunded 12-month contract backlog                111,600,000            74,600,000
                                                 ------------          ------------
   Total 12-month contract backlog               $143,300,000          $131,900,000
                                                 ============          ============


        Funded 12-month backlog represents all current contracts on which the Company expects to perform during the next 12 months for which the Company has received funding from its customer. Unfunded 12-month backlog includes the 12-month expected value of future incremental funding on existing or negotiated contracts. As a result of U.S. government funding practices, most of the Company's funded backlog at any given date is represented by work that will be performed within 12 months.

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

        One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on prior performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing."

Patents and Proprietary Rights

        The Company, at present, holds a small number of patents. All of these patents are related to technology developed by the Company during the course of performing work on defense programs, some of which the Company plans to exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas is not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company's personnel.

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

        The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2001, the Company experienced a much lower turnover of employees than in 2000, as the result of the Company's intensive efforts to reduce voluntary turnover. In addition, the high demand in the last few years for technical staff in both the commercial marketplace and the government contractor market leveled off in 2001 due to the economic downturn in the technology sector and the global recession. In 2001, the Company was able to attract and hire approximately 200 full-time employees, replacing approximately 160 terminating employees, an increase of approximately 40 full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company's employee stock ownership program, and maintain its other incentives at industry comparable levels. Although improving recruitment and employee retention are again performance objectives of the Company in 2002, it is uncertain if the Company will be able to continue to reduce turnover in 2002 or achieve its recruitment goals. Future growth, however, is dependent on achieving these goals.

        At December 30, 2001, the Company employed approximately 800 equivalent full-time employees, approximately 80% of whom are based in the Company's facilities in California, Virginia, and Alabama. The Company believes that its employee relations are good. The Company has not experienced any labor disputes or work stoppages in 2001 or in prior years.

ITEM 2. PROPERTIES

        The Company's corporate office, comprised of approximately 12,300 square feet of office space leased through May 2003, is located in Laguna Hills, California. The Company's other offices are also leased, and aggregate approximately 305,000 square feet in twenty-four locations in twelve states, include major offices in the cities of Huntsville, Alabama; San Diego, California; Lancaster, California; El Segundo, California; La Jolla, California; Billerica, Massachusetts; Rosslyn, Virginia; Centrerville, Virginia; Columbia, Maryland; Colorado Springs, Colorado; and Orlando, Florida. Leases on these and other Company facilities expire at various times during the next eight years. The aggregate annual rent paid by the Company for all of its offices and facilities, during the fiscal year ended December 30, 2001, was approximately $4,828,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Public Market: Internal Repurchase Program

        Except as noted below, its current employees and directors primarily own the Company. Accordingly, the Company's 1997 Stock Plan (the "Stock Plan") and the Company's Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company's Common Stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company's securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of Common Stock owned by the Company's stockholders, the Company has established and maintains a program which permits the Company's stockholders to offer all or any portion of the shares they own for sale to the Company on February 21, May 21, August 21 or November 21 of any year or at such other interim dates as the Board of Directors of the Company may designate from time to time (each a "Stock Repurchase Date"), at a per share price equal to the Formula Price (as hereinafter defined) as of such Stock Repurchase Date.

        The Company's repurchase program is a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares from time to time does not materially impair the Company's liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

        The Company's policy generally is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees. However, the 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. The policy of repurchasing all stockholdings of terminated employees was reinstated in 1997. In support of this policy, the Board of Directors authorized the Company's Chief Executive Officer to issue, at his discretion, promissory notes to repurchase stock held by certain terminating employees. In accordance with this policy, during 2001, the Company issued new promissory notes totaling $9.3 million. As of December 30, 2001, the percentage of the Company's outstanding common stock held by former employees totaled approximately 3.6%.

        In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"), under which SAIC purchased shares of the Company's redeemable Preferred Stock with an aggregate price of $2,400,000. Under the Agreement, SAIC also has the option, but not the obligation, to buy additional shares of redeemable Preferred Stock, provided that SAIC's total purchases during any quarter may not exceed $600,000, and provided further, that the total number of shares of redeemable Preferred Stock purchased during any quarter may not exceed the total number of shares of Common Stock offered to the Company for repurchase by the Company's existing stockholders. The purchase price for all shares purchased under the Agreement by SAIC is equal to the then current Formula Price applicable to the Company's Common Stock. The Agreement provides that SAIC's rights to purchase redeemable Preferred Stock will be suspended if and to the extent that any purchase would cause the aggregate number of shares of the redeemable Preferred Stock held by SAIC to exceed 19.9% of the total capital stock of the Company then outstanding. In any event, SAIC's rights to purchase shares of the Company's redeemable Preferred Stock under the Agreement will terminate on the tenth anniversary of the Agreement, or earlier upon the occurrence of certain specified events. Under the Agreement, if SAIC's ownership of shares of the Company's redeemable Preferred Stock causes the Company to cease to be considered a "small business" for purposes of any governmental program or award, the Company will have the option to repurchase the redeemable Preferred Stock then held by SAIC at a price per share equal to the then current Formula Price. The Agreement also grants SAIC the right to require the Company to repurchase all of the redeemable Preferred Stock held by SAIC at the then current Formula Price. Repurchase of the stock shall be in cash to the extent that such cash repurchase does not cause the Company to violate its self-imposed stock repurchase limitation. In that event, that portion which cannot be paid in cash shall be paid in a subordinated promissory note. The Company has used the proceeds from sales of redeemable Preferred Stock under the Agreement to improve the liquidity of the holders of the Company's Common Stock. SAIC discontinued its purchase of redeemable Preferred Stock in November 1996. The Company began quarterly repurchases of the redeemable Preferred Stock held by SAIC in May 1999, using funds as available within the stock repurchase limitation. As of December 30, 2001, SAIC owned 223,682 shares of redeemable Preferred Stock, which represented 4.2% of the total outstanding capital stock of the Company. It is the Company's intent, with which SAIC agrees, to continue repurchasing stock held by SAIC using funds as available within the quarterly stock repurchase limitation, or, with Board approval, using funds over and above the quarterly repurchase limitation.

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

        For purposes of the Formula, projected gross profit is determined by the Company's Chief Executive Officer based on information provided monthly by each of the Company's Division and Operation Managers concerning all contract proposals which have been sent to customers for evaluation and source selection by his or her division. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and "probability of win" assessment. This information is then reviewed and revised by the Company's Operation Managers and Sector Presidents before submission to the Chief Executive Officer.

        The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity might require the Board of Directors to change the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed periodically by an independent outside appraisal firm to determine if the Formula continues to produce a price within an appropriate range of fair market value. The results of the most recent review, conducted in April 2001, determined that, at that time, the Formula was producing a price within an appropriate range of fair market value.

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

                                   Formula Price per Share of Common Stock
                                      2001                        2000
                                      ----                        ----
        January 21                  $ 15.71                     $ 12.55
        April 21                      16.49                       12.97
        July 21                       17.41                       14.76
        October 21                    18.12                       16.06

Dividend Policy

        The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock or Preferred Stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

        As of December 30, 2001, there were approximately 714 holders of record of the Company's Common Stock.

Repurchase Rights of the Company, Restrictions on Transferability

        All shares of the Company's Common Stock are subject to the Company's right (but not obligation) to repurchase such shares in the event of a termination of the holder's association with the Company. All shares of the Company's Common Stock are also subject to (i) the Company's right of first refusal to purchase such shares in the event a holder desires to transfer them, and (ii) other significant restrictions on transferability set forth in the Company's Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Stock Plan and are applicable to all shares issued under that Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 30, 2001. This table should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-K.

                                                               Operating Data for the Years Ended December 31(1)
                                                               (amounts in thousands except EPS and share data)
                                               ----------------------------------------------------------------------------------
                                                  2001              2000              1999              1998              1997
                                               ----------        ----------        ----------        ----------        ----------
Sales                                          $  137,586        $  126,766        $  115,143        $   97,695        $   85,470
Costs and expenses                             $  129,184        $  113,266        $  108,988        $   89,585        $   77,963
Net income(2)                                  $    8,402        $   10,699        $    6,155        $    4,704        $    5,105
Basic earnings per share                       $     1.54        $     1.65        $     0.85        $     0.62        $     0.75
Diluted earnings per share                     $     1.42        $     1.52        $     0.76        $     0.56        $     0.70
Adjusted diluted earnings per share(3)                           $     1.18                                            $     0.58
Weighted average common
    shares outstanding                          5,450,455         5,995,223         6,204,923         6,150,996         6,032,548


                                                           Balance Sheet Data as of December 31(1)
                                                                  (amounts in thousands)
                                             -------------------------------------------------------------------
                                               2001           2000           1999           1998           1997
                                             -------        -------        -------        -------        -------
Total assets                                 $57,152        $51,542        $43,185        $37,770        $33,209
Working capital                              $25,331        $21,738        $13,827        $11,830        $12,353
Long term liabilities, including
    redeemable preferred stock               $12,230        $ 7,192        $ 7,189        $ 7,373        $ 8,907
Stockholders' equity                         $23,678        $25,608        $18,549        $15,838        $12,452


(1) The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. However, in 1997 and prior, the fiscal year ended on the Friday closest to December 31. The last five fiscal years have ended on December 30, 2001; December 31, 2000; January 2, 2000; January 3, 1999; and January 2, 1998. For ease of presentation of summary financial data, the year-ends have been presented as December 31.

(2) Net income in 1997 includes the non-recurring receipt of $0.7 million of key-man life insurance proceeds. Net income in 2000 includes the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company's Raleigh Division.

(3) Adjusted earnings per share for 1997 do not include the effect on diluted earnings per share of the non-recurring receipt of proceeds from a key-man life insurance policy. Adjusted earnings per share for 2000 do not include the effect on diluted earnings per share of the non-recurring gain on sale of the Company's Raleigh Division.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

The following tables present certain key operating data for the periods indicated:

                                                            Operating Results
                                                 (amounts in thousands, except percentages)
                                                 ------------------------------------------
                                                   2001             2000             1999
                                                 --------         --------         --------
Sales                                            $137,586         $126,766         $115,143
Sales by business area, as a
  percentage of total sales
           BMD                                         37%              38%              37%
           Non-BMD DoD                                 49%              46%              46%
           Non-DoD                                     14%              16%              17%
Gross Profit (1)                                 $ 14,372         $ 13,705         $ 10,091
Gross Profit as a percentage of costs (1)            11.7%            12.1%             9.6%
Income from operations(2)                        $ 14,004         $ 13,493         $ 10,094
Net income from operations(2)                    $  8,402         $  8,096         $  6,155
Net income                                       $  8,402         $ 10,699         $  6,155


(1) The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company's contract performance.

(2) Income from operations and net income from operations in 2000 exclude the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company's Raleigh Division.


                                                           12-Month Contract Backlog
                                                            (amounts in thousands)
                                                   ----------------------------------------
                                                     2001            2000            1999
                                                   --------        --------        --------
Funded                                             $ 31,700        $ 57,300        $ 41,900
Unfunded                                            111,600          74,600          74,300
                                                   --------        --------        --------
           Total contract backlog                  $143,300        $131,900        $116,200
                                                   ========        ========        ========

By business area:
           BMD                                     $ 57,500        $ 55,300        $ 43,000
           Non-BMD DoD                               71,900          61,100          54,400
           Non-DoD                                   13,900          15,500          18,800
                                                   --------        --------        --------
                     Total contract backlog        $143,300        $131,900        $116,200
                                                   ========        ========        ========


        Revenues increased 9% and 10% in 2001 and 2000, respectively, compared to the prior year. DoD programs continue to be the primary source of the Company's revenues, comprising 86%, 84% and 83% of the Company's revenues in 2001, 2000 and 1999, respectively. Programs with other government agencies, such as NASA, and commercial contracts, comprised 14%, 16% and 17% of the Company's revenues in 2001, 2000 and 1999. Revenues on BMD programs increased 5% and 14% in 2001 and 2000, respectively, compared to the prior year. BMD programs have traditionally been the primary source of DoD revenues, comprising 37-38% of total revenues in each of 2001, 2000 and 1999. Revenues on non-BMD DoD programs increased 14% and 11% in 2001 and 2000, respectively, compared to the prior year, due primarily to growth in information systems and composite materials manufacturing programs. Revenues on non-DoD programs did not vary significantly from 1999-2001.

       The end of the year annualized contract backlog, representing expected sales on existing contracts for the coming year, increased from $131.9 million in 2000 to $143.3 million in 2001, an increase of 9%. The Company expects its DoD programs, including BMD, to continue to be a significant source of future revenues, as such programs comprise 90% of contract backlog at December 30, 2001. In the past, the Company's backlog has generally been indicative of its future revenues. Year-end annualized contract backlog as a percentage of the following year's sales was 96%, 92%, and 91%, in 2001, 2000, and 1999, respectively. Although the Company's backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government. Moreover, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company's contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company's revenue recognition, liquidity, and days sales outstanding ("DSO").

           The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations and cost principles. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of costs), to be key measures of the Company's contract performance. The Company's gross profit increased to $14.4 million in 2001, compared with gross profit of $13.7 million and $10.1 million in 2000 and 1999, respectively. The gross profit rates for 2001, 2000 and 1999 were 11.7%, 12.1% and 9.6%, respectively. The increase from 1999 to 2000, and the slight decrease from 2000 to 2001, is primarily attributable to efficiencies realized on a fixed-price production program in 2000.

           Income from operations increased to $14.0 million in 2001, from $13.5 million and $10.1 million in 2000 and 1999, respectively, due primarily to changes in the gross profit, as described above. Also affecting operating income is net interest income or expense. In 2000 and 2001, the Company became a net investor, as compared to being a net borrower in 1999 and previous years. Accordingly, the Company generated net interest income of $0.2 million and $0.3 million in 2001 and 2000, respectively, compared with net interest expense of $0.2 million in 1999. Although the Company had significantly higher cash and short-term investment balances in 2001 compared to 2000, lower market interest rates, as well as interest expense on subordinated promissory notes, contributed to lower net interest income in 2001.

        Net income was $8.4 million, $10.7 million, and $6.2 million in 2001, 2000 and 1999, respectively. In 2000, the Company recognized a non-recurring gain of $4.3 million ($2.6 million after income taxes) resulting from the sale of its Raleigh Division. The Company's effective income tax rate has not varied significantly; it was 40%, 40% and 39% in 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

        The Company's principal sources of capital resources for funding its operations are funds generated by ongoing business activities and proceeds from exercise of stock options and the issuance of common stock. These sources are augmented, as necessary, by borrowings under the Company's bank line of credit. The principal uses of capital resources are for the repurchase of preferred and common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

        U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company's contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company's revenue recognition, liquidity, and DSO.

        The Company's bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2002. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 30, 2001. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at December 30, 2001.

        During 2001, the Company generated $15.4 million in cash from its operations -- net income, non-cash expenses, and the tax benefit relating to the stock plan. In addition, the Company generated $8.3 million in cash from working capital. The most significant component of cash generated from working capital was a $5.5 million reduction in accounts receivable. Although sales increased 9% from 2000 to 2001, accounts receivable decreased from $32.7 million at December 31, 2000 to $27.2 million at December 30, 2001. This is primarily a result of the reduction in average DSO from 76 days in 2000 to 69 days in 2001. In 2000, the Company generated a total of $12.5 million in cash from operations and working capital. Proceeds from the issuance of common stock totaled $4.0 million and $2.4 million in 2001 and 2000, respectively. In addition, in 2000, the Company received non-recurring pre-tax proceeds of $4.8 million from the sale of its Raleigh Division.

        Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company's Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company's Common Stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Generally, the Company's policy is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees. However, during 1993 and 1994, the 40% reduction in the Company's staff level resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. As of December 30, 2001, the percentage of the Company's outstanding common stock held by former employees totaled approximately 3.6%.

        The policy of repurchasing all stockholdings of terminated employees was reinstated in 1997. In support of this policy the Board of Directors authorized the Company's Chief Executive Officer to issue, at his discretion, promissory notes to repurchase stock held by certain terminating employees. Such promissory notes are subordinated to borrowings under the bank line of credit. In addition to repurchasing the stockholdings of terminated employees, the Company has established and maintains a program that periodically permits the Company's stockholders to offer shares for sale to the Company. The Company's repurchase program, which is conducted on a quarterly basis, is a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares does not materially impair the Company's liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

        In connection with the above stock repurchase policies, the Company repurchased a total of approximately 808,000 common shares in 2001 and 622,000 common shares in 2000, totaling $19.4 million and $8.9 million in 2001 and 2000, respectively. Of these totals, $9.3 million in 2001 and $1.0 million in 2000 were repurchased in exchange for promissory notes, with the remaining balance of $10.1 million in 2001 and $7.9 million in 2000 being repurchased for cash. The promissory notes provide for monthly payments over periods ranging up to seven years.

        Approximately 50% of the Company's outstanding common stock is held by the Company's retirement plan. Congress is currently considering legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Enactment of such legislation may have a significant adverse effect on the Company's liquidity.

        In November 1994, the Company entered into a Stock Purchase Agreement with SAIC, pursuant to which SAIC purchased a total of $2.4 million of redeemable preferred stock. Beginning in May 1999, the Company began repurchasing shares of this preferred stock. The Company repurchased approximately 144,000 shares in 2001 and 79,000 shares in 2000, at a cost of $2.4 million and $1.0 million, respectively.

        As a result of the above cash flows, the Company's liquidity position has improved significantly over the last two years. As of December 30, 2001, the Company had $19.0 million in cash and short-term investments. Of this total, approximately $2.9 million is set aside for funding of the Company's 2001 profit sharing and 401(k) matching contributions to the Company's retirement plan. This funding occurred in the first quarter of 2002. Of the remaining $16.1 million, $8.7 million is invested in short-term investments with initial maturities ranging from three to six months. During 2001, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the foreseeable future.

        The Company's significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of December 30, 2001, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 30, 2001, contractual obligations are payable as follows:

                                                                Payments Due by Period
----------------------------------------------------------------------------------------------------------
                                                                (amounts in thousands)
----------------------------------------------------------------------------------------------------------
                                         Total        Current      1-3 years    4-5 years    After 5 years
                                         -----------------------------------------------------------------
Subordinated Promissory Notes            $ 8,974      $ 1,609        $ 3,290      $ 3,006          $ 1,069
Operating Leases                           9,885        3,231          4,009        2,013              632
                                         -------      -------        -------      -------          -------
    Total Contractual Obligations        $18,859      $ 4,840        $ 7,299      $ 5,019          $ 1,701
                                         =======      =======        =======      =======          =======




Critical Accounting Policies

        The preceding discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets, accrued liabilities, and the allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

        REVENUE RECOGNITION. The Company uses the percentage-of-completion method to recognize revenue and profit as work progresses on long-term contracts. This approach relies on estimates of total expected contract costs at completion, which are compared to actual costs incurred to date to arrive at an estimate of revenue and profit earned to date. In addition, the Company recognizes revenue and profit on cost-plus-award-fee contracts based on conservative estimates of the award fee that will ultimately be awarded to the Company. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

        VALUATION OF LONG-LIVED ASSETS. The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value will not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the acquired asset, or the Company's overall business strategy. The Company records an impairment charge when it believes a long-lived asset has experienced a decline in value that is other than temporary.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and for the potential disallowance of costs incurred on government contracts.

Effects of Inflation

        The majority of the Company's contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include provisions for labor and other cost escalation in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, the effects of inflation have not significantly impacted net income as a percentage of revenues.

Recent Accounting Pronouncements

        During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141-144 ("SFAS 141-144"). These statements address, respectively, accounting for business combinations, goodwill and other intangible assets, asset retirement obligations, and impairment or disposal of long-lived assets. The Company expects to adopt the provisions of these statements in the first quarter of fiscal year 2002. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks which are inherent in our financial instruments and which arise from transactions entered into in the normal course of business. Our current market risk exposure is primarily interest rate risk. The Company currently does not transact business in foreign currencies, does not purchase or sell commodities, and does not invest in equity instruments. Therefore, management believes that the Company does not have significant foreign currency exchange rate risk, commodity price risk, or equity price risk.

        The Company's exposure to interest rate risk relates to our investment portfolio, accounts receivable, and debt obligations. The Company has established investment policies designed to protect the safety, liquidity and yield of our invested capital resources. These policies establish guidelines on acceptable instruments in which to invest, require diversification in the investment portfolio, and provide for maximum maturity dates. In addition, the Company does not invest in derivative financial instruments. As a result of these policies, the Company generally invests in financial instruments that mature in six months or less. Management believes that the short maturity periods limit the risk of principal loss due to changing interest rates.

        During 2001 the Company maintained an average DSO of 69 days. Moreover, at December 30, 2001, long-term accounts receivable (contract retentions) comprised approximately $1.4 million, or 5% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to its accounts receivable.

        The Company did not borrow on its bank line of credit during 2001, and does not anticipate the need to borrow on this line in the foreseeable future. The Company's only debt obligations as of December 30, 2001 are subordinated promissory notes issued in connection with the repurchase of common stock from certain shareholders. The principal balance of these subordinated promissory notes was $8.9 million at December 30, 2001. Because these notes bear variable interest rates, the fair value of the notes is not materially different.



        The Company does not believe that there is significant interest rate risk related to these subordinated promissory notes. Based on the principal balance outstanding as of December 30, 2001, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased interest expense to the Company of approximately $250,000. However, interest income earned by the Company on its investments would likely also increase, thereby mitigating the impact of the increased interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a) Information Regarding Directors. The information under the caption "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2002 (the "Proxy Statement") is incorporated herein by reference.

        (b) Information Regarding Executive Officers. The information under the caption "Management" appearing in the Proxy Statement is incorporated herein by reference.

        (c) Compliance with Section 16(a) of the Exchange Act. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the captions "Compensation of Executive Officers", "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND BUSINESS RELATIONSHIPS

        Not applicable.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     The following documents are filed as part of this report on Form
                10-K:

               (1)  Financial Statements

                                                                                    Page
                                                                                    ----
REPORT OF INDEPENDENT ACCOUNTANTS....................................................20

FINANCIAL STATEMENTS

Consolidated Balance Sheet at December 31, 2001 and 2000.............................21

Consolidated Statement of Income for the three years in the period ended
   December 31, 2001 ................................................................22

Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 2001.......................................23

Consolidated Statement of Cash Flows for the three years in the period ended
   December 31, 2001 ................................................................24

Notes to Consolidated Financial Statements...........................................25

                (2)     Financial Statement Schedules

                        All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

                (3) The exhibits listed in the accompanying Index to Exhibits at pages 32-33 are filed as part of this report on Form 10-K.

        (b)     Reports on Form 8-K.

                The Company filed no reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/


PricewaterhouseCoopers LLP
Orange County, California
March 8, 2002

CONSOLIDATED BALANCE SHEET
   at December 31

                                                                                            2001                 2000
                                                                                        ------------         ------------
ASSETS
CURRENT ASSETS

   Cash and cash equivalents                                                            $ 10,303,000         $  7,082,000
   Short-term investments                                                                  8,727,000
   Accounts receivable                                                                    27,150,000           32,699,000
   Prepaid expenses                                                                          395,000              699,000
                                                                                        ------------         ------------
      TOTAL CURRENT ASSETS                                                                46,575,000           40,480,000

EQUIPMENT AND IMPROVEMENTS, NET                                                            8,606,000            8,999,000
OTHER ASSETS                                                                               1,971,000            2,063,000
                                                                                        ------------         ------------

         TOTAL ASSETS                                                                   $ 57,152,000         $ 51,542,000
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accrued compensation                                                                 $ 10,596,000         $  7,641,000
   Accounts payable and other accrued expenses                                             5,977,000            7,501,000
   Current portion of subordinated notes payable                                           1,609,000              467,000
   Income taxes payable                                                                    2,049,000            1,111,000
   Deferred income taxes                                                                   1,013,000            2,022,000
                                                                                        ------------         ------------
      TOTAL CURRENT LIABILITIES                                                           21,244,000           18,742,000

SUBORDINATED NOTES PAYABLE                                                                 7,365,000              634,000
DEFERRED INCOME TAXES                                                                        812,000              651,000

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, $.01 par value; 2,000,000 Shares authorized; 223,682 and 367,780 shares issued; Original issuance value of $872,000 and $1,464,000
   at 2001 and 2000, respectively                                                          4,053,000            5,907,000

STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,071,564 and 5,540,078 shares issued and
     outstanding                                                                              50,000               55,000
   Additional paid-in capital                                                             24,655,000           21,329,000
   Retained earnings                                                                      (1,027,000)           4,224,000
                                                                                        ------------         ------------

         TOTAL STOCKHOLDERS' EQUITY                                                       23,678,000           25,608,000
                                                                                        ------------         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 57,152,000         $ 51,542,000
                                                                                        ============         ============

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF INCOME
     for the three years in the period ended December 31

                                                       2001                  2000                  1999
                                                   -------------         -------------         -------------
SALES                                              $ 137,586,000         $ 126,766,000         $ 115,143,000
                                                   -------------         -------------         -------------

COSTS AND EXPENSES:

   Labor costs and related benefits                   71,496,000            65,840,000            59,810,000
   Subcontractor costs                                37,594,000            33,743,000            33,096,000
   Facility costs                                      9,400,000             9,284,000             8,409,000
   Travel and other                                    5,320,000             4,681,000             3,535,000
   Interest expense (income), net                       (228,000)             (275,000)              199,000

                                                   -------------         -------------         -------------

      TOTAL COSTS AND EXPENSES                       123,582,000           113,273,000           105,049,000
                                                   -------------         -------------         -------------

INCOME FROM OPERATIONS                                14,004,000            13,493,000            10,094,000

GAIN ON SALE OF RALEIGH DIVISION                                             4,339,000
                                                   -------------         -------------         -------------

INCOME BEFORE PROVISION FOR TAXES ON INCOME           14,004,000            17,832,000            10,094,000

PROVISION FOR TAXES ON INCOME                          5,602,000             7,133,000             3,939,000
                                                   -------------         -------------         -------------

NET INCOME                                         $   8,402,000         $  10,699,000         $   6,155,000
                                                   =============         =============         =============

BASIC EARNINGS PER SHARE                           $        1.54         $        1.65         $        0.85
                                                   =============         =============         =============

DILUTED EARNINGS PER SHARE                         $        1.42         $        1.52         $        0.76
                                                   =============         =============         =============

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the three years in the period ended December 31


                                           Common Stock            Additional
                                           ------------             Paid-in        Retained      Treasury
                                       Shares         Amount         Capital       Earnings        Stock          Total
                                       ------         ------         -------       --------        -----          -----
BALANCE AT DECEMBER 31, 1998          13,886,286   $    139,000   $ 32,077,000   $ 28,576,000   $(44,954,000)  $ 15,838,000

Issuance of common stock                 696,810          7,000      5,000,000                                    5,007,000

Acquisition of treasury stock                                                                     (7,754,000)    (7,754,000)

Retirement of treasury stock          (8,972,291)       (90,000)   (19,400,000)   (33,218,000)    52,708,000

Accretion of redeemable
   preferred stock                                                                 (1,459,000)                   (1,459,000)

Tax benefit relating to stock plan                                     762,000                                      762,000

Net income                                                                          6,155,000                     6,155,000
                                    ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1999           5,610,805         56,000     18,439,000         54,000              0     18,549,000

Issuance of common stock                 622,542          6,000      5,704,000                                    5,710,000

Acquisition of treasury stock                                                                     (8,910,000)    (8,910,000)

Retirement of treasury stock            (693,269)        (7,000)    (3,941,000)    (4,962,000)     8,910,000

Accretion of redeemable
   preferred stock                                                                 (1,567,000)                   (1,567,000)

Tax benefit relating to stock plan                                   1,127,000                                    1,127,000

Net income                                                                         10,699,000                    10,699,000
                                    ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2000           5,540,078         55,000     21,329,000      4,224,000              0     25,608,000

Issuance of common stock                 808,075          8,000      7,938,000                                    7,946,000

Acquisition of treasury stock                                                                    (19,415,000)   (19,415,000)

Retirement of treasury stock          (1,276,589)       (13,000)    (6,307,000)   (13,095,000)    19,415,000

Accretion of redeemable
   preferred stock                                                                   (558,000)                     (558,000)

Tax benefit relating to stock plan                                   1,695,000                                    1,695,000

Net income                                                                          8,402,000                     8,402,000
                                    ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001           5,071,564   $     50,000   $ 24,655,000   $ (1,027,000)  $          0   $ 23,678,000
                                    ============   ============   ============   ============   ============   ============

                   The accompanying notes are an integral part
                          of these financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
      for the three years in the period ended December 31


                                                                        2001             2000             1999
                                                                    ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  8,402,000     $ 10,699,000     $  6,155,000
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                 2,099,000        2,011,000        1,795,000
         Loss on disposition of equipment                                175,000          596,000          497,000
         Stock-based compensation                                      3,910,000        3,163,000        2,874,000
         Tax benefit relating to stock plan                            1,695,000        1,127,000          762,000
         Deferred income taxes                                          (848,000)         286,000         (894,000)
         Gain on sale of Raleigh Division                                              (4,339,000)
         Change in assets and liabilities:
             Accounts receivable                                       5,549,000       (2,289,000)      (5,302,000)
             Prepaid expenses                                            304,000         (154,000)           3,000
             Income tax receivable                                                                         556,000
             Other assets                                                 92,000         (159,000)        (154,000)
             Accrued compensation                                      2,955,000        1,155,000          666,000
             Accounts payable and other accrued expenses              (1,524,000)        (245,000)       2,221,000
             Income taxes payable                                        938,000          641,000          470,000
                                                                    ------------     ------------     ------------

             NET CASH PROVIDED BY OPERATING ACTIVITIES                23,747,000       12,492,000        9,649,000
                                                                    ------------     ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of short-term investments                              (8,727,000)
     Proceeds from sale of Raleigh Division                                             4,800,000
     Capital expenditures                                             (1,881,000)      (2,060,000)      (2,665,000)
                                                                    ------------     ------------     ------------

             NET CASH USED IN INVESTING ACTIVITIES:                  (10,608,000)       2,740,000       (2,665,000)
                                                                    ------------     ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Redemption of preferred stock                                    (2,412,000)      (1,024,000)      (1,302,000)
     Proceeds from issuance of common stock                            4,037,000        2,411,000        2,133,000
     Purchases of treasury Stock                                     (10,121,000)      (7,824,000)      (6,640,000)
     Repayments under credit agreement                                                   (951,000)        (315,000)
     Principal payments on subordinated notes payable                 (1,422,000)      (1,081,000)        (715,000)
                                                                    ------------     ------------     ------------

             NET CASH USED IN FINANCING ACTIVITIES:                   (9,918,000)      (8,469,000)      (6,839,000)
                                                                    ------------     ------------     ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,221,000        6,763,000          145,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         7,082,000          319,000          174,000
                                                                    ------------     ------------     ------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 10,303,000     $  7,082,000     $    319,000
                                                                    ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

         Interest                                                   $    338,000     $    115,000     $    167,000
                                                                    ============     ============     ============
         Income taxes                                               $  3,885,000     $  5,383,000     $  3,087,756
                                                                    ============     ============     ============


                   The accompanying notes are an integral part
                          of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) DESCRIPTION OF BUSINESS - SPARTA, Inc. ("the Company"), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology.

B) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

C) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of long-lived assets, accrued liabilities, and the allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect the significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

        REVENUE RECOGNITION - The Company uses the percentage-of-completion method to recognize revenue and profit as work progresses on long-term contracts. This approach relies on estimates of total expected contract costs at completion, which are compared to actual costs incurred to date to arrive at an estimate of revenue and profit earned to date. In addition, the Company recognizes revenue and profit on cost-plus-award-fee contracts based on conservative estimates of the award fee that will ultimately be awarded to the Company. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

        VALUATION OF LONG-LIVED ASSETS - The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value will not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the acquired asset, or the Company's overall business strategy. The Company records an impairment charge when it believes a long-lived asset has experienced a decline in value that is other than temporary.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and for the potential disallowance of costs incurred on government contracts.

D) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last three fiscal years ended on December 30, 2001, December 31, 2000, and January 2, 2000, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2001, 2000 and 1999.

E) SALES - Sales are primarily recorded using the percentage of completion method and are based on contract costs incurred to date compared with total estimated costs at completion. To the extent costs at completion are estimated to exceed contract price, charges are made to current earnings in the period in which this is first determined. Sales for the years ended December 31, 2001, 2000 and 1999, were primarily generated through direct or indirect sales to U.S. government agencies.

F) EQUIPMENT AND IMPROVEMENTS - Equipment and improvements are recorded at cost and are depreciated or amortized using the straight-line method over the shorter of estimated useful lives or lease periods, ranging from 5 to 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G) INCOME TAXES - The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

H) STATEMENT OF CASH FLOWS - For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Repurchases of common stock included issuance of notes payable of $9,295,000, $950,000 and $1,114,000 for the years ended
        December 31, 2001, 2000 and 1999, respectively.

I) SHORT-TERM INVESTMENTS - Short-term investments includes highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company's intention to hold such investments until maturity; as such, they are accounted for at amortized cost in the consolidated balance sheet.

J) REDEEMABLE PREFERRED STOCK - The Company's redeemable preferred stockholder has the option to require the Company to repurchase all of the preferred shares (the "Put") at the common stock formula price as further discussed below. Redeemable preferred stock activity for the periods indicated is as follows:

                                                Shares          Amount
                                                ------          ------
        Balance at December 31, 1998             569,039     $ 5,207,000
        Redemption of preferred stock           (121,661)     (1,302,000)
        Accretion on redeemable preferred
        stock                                                  1,459,000
                                             -----------     -----------
        Balance at December 31, 1999             447,378       5,364,000
        Redemption of preferred stock            (79,598)     (1,024,000)
        Accretion on redeemable preferred
        stock                                                  1,567,000
                                             -----------     -----------
        Balance at December 31, 2000             367,780       5,907,000
        Redemption of preferred stock           (144,098)     (2,412,000)
        Accretion on redeemable preferred
        stock                                                    558,000
                                             -----------     -----------
        Balance at December 31, 2001             223,682     $ 4,053,000
                                             ===========     ===========

        The Put may be exercised by the stockholder by written notice provided, however, that the Put may not be exercised as to less than all of the shares then owned by the shareholder. The Put terminates on November 18, 2004. In addition, the Company may repurchase shares of redeemable preferred stock under certain conditions.

        In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of preferred stock then outstanding are entitled to a liquidation preference equal to the weighted average price per share paid to the Company upon the original issuance of all preferred shares outstanding as of date of liquidation. As of December 31, 2001, the liquidation preference was $872,000. Each share of redeemable preferred stock is automatically converted into one share of the Company's common stock upon the closing of the first underwritten public offering by the Company or in the event of any merger or consolidation of the Company with or into any other entity in which the Company is not the surviving corporation. The holders of preferred stock do not have voting rights.

        The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $7,993,000, $10,910,000 and $6,740,000 for the years ended 2001, 2000 and 1999, respectively. The amounts received under such agreements were $486,000, $392,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Company's accounts payable to and accounts receivable balances from the preferred stockholder were $756,000 and $142,000, respectively.

K) TREASURY STOCK - Treasury stock is shown at cost. There were no shares of treasury stock as of December 31, 2001, 2000 or 1999. During December 2001, all treasury shares repurchased during 2001 were retired.

        Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value based on a formula. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors. The Company's stock price is evaluated annually by an independent valuation firm. Formula-derived stock prices at valuation dates were as follows:

                        2001        2000        1999
                      --------    --------    --------
        January 21    $  15.71    $  12.55    $   9.71
        April 21         16.49       12.97       10.48
        July 21          17.41       14.76       11.50
        October 21       18.12       16.06       11.99

L) EARNINGS PER SHARE (EPS) - Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the restricted stock compensation plan. Accretion of redeemable preferred stock is deducted from net income available to common stockholders in computing both basic and diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

             2001              Income          Shares       EPS
             ----              ------          ------       ---
        Net income          $ 8,402,000
        Less accretion         (682,000)
                            -----------
        Basic EPS             7,720,000       4,997,912    $1.54
                                                           =====
        Dilutive effect:
          Stock options                         357,393
          Deferred stock                         95,150
                            -----------     -----------    -----
        Diluted EPS         $ 7,720,000       5,450,455    $1.42
                            ===========     ===========    =====

             2000              Income           Shares        EPS
             ----              ------           ------        ---
        Net income          $ 10,699,000
        Less accretion        (1,567,000)
                            -----------
        Basic EPS              9,132,000        5,518,521    $1.65
                                                             =====
        Dilutive effect:
          Stock options                           368,534
          Deferred stock                          108,168
                            ------------     ------------    -----
        Diluted EPS         $  9,132,000        5,995,223    $1.52
                            ============     ============    =====

             1999              Income          Shares       EPS
             ----              ------          ------       ---
        Net income          $ 6,155,000
        Less accretion       (1,459,000)
                            -----------
        Basic EPS             4,696,000       5,536,971    $.85
                                                           ====
        Dilutive effect:
          Stock options                         565,557
          Deferred stock                        102,395
                            -----------     -----------    ----
        Diluted EPS         $ 4,696,000       6,204,923    $.76
                            ===========     ===========    ====

M) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company's subordinated notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

N) ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations. The disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), have been included in Note 8.

O) NEW ACCOUNTING STANDARDS -- During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141-144 ("SFAS 141-144"). These statements address, respectively, accounting for business combinations, goodwill and other intangible assets, asset retirement obligations, and impairment or disposal of long-lived assets. The Company expects to adopt the provisions of these statements in the first quarter of fiscal year 2002. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable is comprised as follows:

                                      2001               2000
                                  ------------       ------------
Accounts receivable               $  9,938,000       $ 15,270,000
Accounts receivable-unbilled        17,730,000         17,815,000
Other receivables                      103,000            110,000
Less allowance for doubtful
    accounts                          (621,000)          (496,000)
                                  ------------       ------------
                                  $ 27,150,000       $ 32,699,000
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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled accounts receivable, amounted to $3,283,000 and $3,180,000 at December 31, 2001 and 2000, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

Contract retentions of $1,415,000 and $1,637,000 in 2001 and 2000, respectively, are included in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised as follows:

                                         2001               2000
                                    ------------       ------------
Computer equipment including
    capitalized software            $  9,115,000       $  9,983,000
Office furniture and equipment         5,802,000          5,643,000
Leasehold improvements                 2,276,000          1,727,000
                                    ------------       ------------
                                      17,193,000         17,353,000
Less accumulated depreciation
   and amortization                   (8,587,000)        (8,354,000)
                                    ------------       ------------
                                    $  8,606,000       $  8,999,000
                                    ============       ============


NOTE 4 - ACCRUED COMPENSATION

Accrued compensation is comprised as follows:

                                2001             2000
                            -----------      -----------
Accrued bonus payable       $ 3,115,000      $ 3,029,000
Accrued profit sharing        2,956,000          679,000
Accrued payroll               4,525,000        3,933,000
                            -----------      -----------
                            $10,596,000      $ 7,641,000
                            ===========      ===========

NOTE 5 - NOTES PAYABLE

At December 31, 2001, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 2, 2002. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (4.75% at December 31, 2001). The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 2001.

At December 31, 2001 and 2000, the Company had outstanding unsecured notes payable arising from repurchases of the Company's stock. Such notes are subordinated to borrowings under the bank line of credit. The subordinated notes payable accrue interest at the lesser of the bank's prime rate, the Federal Reserve discount rate (1.25% at December 31, 2001) or 10%.

                                    2001              2000
                                -----------       -----------
Subordinated notes payable      $ 8,974,000       $ 1,101,000
Less: Current portion            (1,609,000)         (467,000)
                                -----------       -----------
                                $ 7,365,000       $   634,000
                                ===========       ===========

The maturities of subordinated notes payable during each fiscal year are as follows: 2002 - $1,609,000, 2003 - $1,624,000, 2004 - $1,666,000, 2005 -
$1,642,000, 2006 - 1,364,000 and thereafter - $1,069,000.


NOTE 6 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:

                             2001              2000              1999
                         -----------       -----------       -----------
Current:
   Federal               $ 3,844,000       $ 4,675,000       $ 3,302,000
   State                     911,000         1,045,000           769,000
                         -----------       -----------       -----------
                           4,755,000         5,720,000         4,071,000
                         -----------       -----------       -----------
Deferred:
   Federal                  (718,000)          236,000          (764,000)
   State                    (130,000)           50,000          (130,000)
                         -----------       -----------       -----------
                            (848,000)          286,000          (894,000)
                         -----------       -----------       -----------

Exercise of stock
options not treated
as a reduction of
income tax
expense                    1,695,000         1,127,000           762,000
                         -----------       -----------       -----------
                         $ 5,602,000       $ 7,133,000       $ 3,939,000
                         ===========       ===========       ===========

Deferred tax (liabilities) assets are comprised of the following:

                                      2001              2000
                                  -----------       -----------
Accelerated depreciation          $(1,006,000)      $  (789,000)
Unbilled accounts receivable       (1,806,000)       (2,681,000)
Reserves                              248,000           199,000
Accrued compensation and
   benefits                           428,000           329,000
Other                                 311,000           269,000
                                  -----------       -----------
                                  $(1,825,000)      $(2,673,000)
                                  ===========       ===========

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                   2001            2000            1999
                                ----------      ----------      ----------
Provision for income taxes
   at statutory rate            $4,878,000      $6,241,000      $3,432,000
State income taxes, net
   of federal income tax
   benefit                         612,000         837,000         440,000
Other                              112,000          55,000          67,000
                                ----------      ----------      ----------
                                $5,602,000      $7,133,000      $3,939,000
                                ==========      ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under the operating leases was $5,060,000, $4,494,000 and $3,849,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease commitments under operating leases at December 31, 2001 are as follows:

                     Fiscal                        Lease
                  Year Ending                   Commitment
                  -----------                   ----------
                      2002                      $3,231,000
                      2003                       2,512,000
                      2004                       1,497,000
                      2005                       1,076,000
                      2006                         937,000
                Thereafter                         632,000
                                                ----------
                                                $9,885,000
                                                ==========

The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock so purchased. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2001 and 2000, $0 and $60,000, respectively, in loans were outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, based in part on the opinion of counsel, the ultimate outcome of such matters will not have a material impact on the Company's financial position or results of operations.


NOTE 8 - STOCK OPTIONS AND BENEFIT PLANS

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

Activity during the years ended December 31, 2001, 2000 and 1999 under the plan were as follows:

                                        Weighted
                                         Average
                                         Exercise        Total
                          Number of     Price per        Option
                           Shares         Share          Value
                          ---------     ---------     ------------
December 31, 1998         1,825,246       $ 6.31      $ 11,525,000
Granted                     599,015        10.93         6,545,000
Canceled                   (159,946)        6.51        (1,041,000)
Exercised                  (403,546)        4.88        (1,968,000)
                       ------------       ------      ------------

December 31, 1999         1,860,769         8.09        15,061,000
Granted                     770,443        14.23        10,961,000
Canceled                   (151,407)       10.98        (1,663,000)
Exercised                  (373,290)        5.84        (2,180,000)
                       ------------       ------      ------------

December 31, 2000         2,106,515        10.53        22,179,000
Granted                     900,487        16.91        15,230,000
Canceled                   (125,320)       12.92        (1,619,000)
Exercised                  (564,282)        6.96        (3,928,000)
                       ------------       ------      ------------

December 31, 2001         2,317,400       $13.75      $ 31,862,000
                       ============       ======      ============

During the years ended December 31, 2001, 2000 and 1999, options on 810,344, 672,071 and 536,604 shares, respectively, were granted based primarily on employee success at obtaining new and follow-on business during the year. The remaining options are granted to new hires and staff based upon performance as determined at the discretion of management.

The following information applies to options outstanding and exercisable at December 31, 2001:

            Options outstanding at December 31, 2001
------------------------------------------------------------------
     Range                         Weighted-       Weighted-Avg.
  Of Exercise        Number         Average          Remaining
    Prices         Outstanding   Exercise Price   Contractual Life
    ------         -----------   --------------   ----------------
$6.84-$9.97           507,349        $   8.79         1 Years
$11.13-$15.10         958,471        $  13.54         3 Years
$15.77-$18.12         851,580        $  16.94         4 Years


             Options Exercisable at December 31, 2001
----------------------------------------------------------------
      Range
    Of Exercise             Number              Weighted-Average
      Prices              Exercisable            Exercise Price
      ------              -----------           ----------------
$6.84 - $9.97                294,566               $   8.52
$11.13 - $15.10               85,583               $  12.20
$15.77 - $18.12                4,558               $  18.01

There have been no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts for its stock option plan pursuant to APB 25. Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts in the following table.

                                     2001                2000                1999
                                --------------      --------------      --------------
Net income
      As reported               $    8,402,000      $   10,699,000      $    6,155,000
      Pro Forma                      7,762,000           8,652,000           5,797,000
Basic earnings per share
      As reported                         1.54                1.65                 .85
      Pro Forma                           1.42                1.57                 .78
Diluted earnings per share
      As reported                         1.42                1.52                 .85
      Pro Forma                           1.30                1.44                 .78

The fair value of each option is estimated at the time of grant as its minimum value, which is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 5.0%, 7.3% and 6.0% for 2001, 2000 and 1999 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $3.00, $3.01 and $2.31, respectively.

As of December 31, 2001, 2000 and 1999, 7,410,047, 8,310,534, and 9,065,245
shares, respectively, were reserved for future issuance under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of common stock which become fully vested over five years. Shares are forfeited if the participant leaves the Company prior to vesting. During 2001, 8,274 shares of restricted stock were granted at a price of $15.71 per share. During 2000, 11,952 shares of restricted stock were granted at a price of $12.55 per share. During 1999, 18,537 shares of restricted stock were granted at a price of $9.71 per share. The Company recognized compensation expense of $144,000, $124,000, and $117,000 in 2001, 2000 and 1999, respectively.

The Company pays a portion of its annual bonuses in the form of common stock. For the years ended December 31, 2001, 2000 and 1999, 48,474, 57,766, and 54,974
shares, totaling $931,000, $908,000, and $690,000, respectively were issued under the plan.

The Company has a defined contribution profit sharing plan for certain eligible employees. The Company's discretionary contributions to this plan for the years ended December 31, 2001, 2000 and 1999 were $5,401,000, $4,739,000, and
$4,291,000, respectively. A portion of the contributions to the plan was in the form of common stock. For the years ended December 31, 2001, 2000 and 1999, 163,787, 169,789, and 198,933 shares, totaling $2,738,000, $2,333,000, and
$2,127,000, respectively, were contributed to the plan.

The Company also offers certain eligible employees the option to contribute to a deferred compensation 401(k) plan. The Company makes a discretionary matching contribution of Company stock equal to a percentage of the employee contributions. For the years ended December 31, 2001, 2000 and 1999, 13,966, 9,745, and 10,751 shares, totaling $237,000, $173,000, and $117,000 respectively, were contributed to the plan.


NOTE 9 -- QUARTERLY FINANCIAL DATA (UNAUDITED) (amounts in thousands, except per share amounts)

2001                 First       Second       Third        Fourth
                    Quarter      Quarter      Quarter      Quarter
                    -------      -------      -------      -------
Sales               $31,394      $33,793      $34,819      $37,580
Costs and
expenses             28,119       30,524       30,982       33,957
Income tax            1,310        1,308        1,534        1,450
                    -------      -------      -------      -------

Net income          $ 1,965      $ 1,961      $ 2,303      $ 2,173
                    -------      -------      -------      -------
Basic earnings
per share           $  0.37      $  0.32      $  0.39      $  0.41
                    -------      -------      -------      -------
Diluted
earnings per
share               $  0.34      $  0.30      $  0.36      $  0.37
                    -------      -------      -------      -------


2000                 First       Second       Third        Fourth
                    Quarter      Quarter      Quarter      Quarter
                    -------      -------      -------      -------
Sales               $27,986      $31,973      $33,224      $33,583
Costs and
expenses             25,553       28,870       28,016       30,834
Gain on sale
of division                        4,339

Income tax              973        2,977        2,083        1,100
                    -------      -------      -------      -------

Net income          $ 1,460      $ 4,465      $ 3,125      $ 1,649
                    -------      -------      -------      -------

Basic earnings
per share           $  0.25      $  0.77      $  0.44      $  0.22
                    -------      -------      -------      -------

Diluted
earnings per
share               $  0.22      $  0.71      $  0.40      $  0.20
                    -------      -------      -------      -------

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SPARTA, Inc.

                                By:  /s/ Robert C. Sepucha
                                     ------------------------------------------
                                     Robert C. Sepucha, Chief Executive Officer


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

       Signature                                                Title                                        Date
       ---------                                                -----                                        ----
       /s/ Wayne R. Winton                         Chairman of the Board and Director                   March 28, 2002
------------------------------------------
Wayne R. Winton

       /s/ Robert C. Sepucha                       Director                                             March 28, 2002
------------------------------------------
Robert C. Sepucha

       /s/ R. Steve McCarter                       Director                                             March 28, 2002
------------------------------------------
R. Steve McCarter

       /s/ Carl T. Case                            Director                                             March 28, 2002
------------------------------------------
Carl T. Case

       /s/ John O. Carroll                         Director                                             March 28, 2002
------------------------------------------
John O. Carroll

       /s/ William E. Cook                         Director                                             March 28, 2002
------------------------------------------
William E. Cook

       /s/ Rockell N. Hankin                       Director                                             March 28, 2002
------------------------------------------
Rockell N. Hankin

       /s/ Roy J. Nichols                          Director                                             March 28, 2002
------------------------------------------
Roy J. Nichols

       /s/ John L. Piotrowski                      Director                                             March 28, 2002
------------------------------------------
John L. Piotrowski

       /s/ Gerald A. Zionic                        Director                                             March 28, 2002
------------------------------------------
Gerald A. Zionic

       /s/ Robert B. Buchanan                      Director                                             March 28, 2002
------------------------------------------
Robert B. Buchanan

       /s/ David E. Schreiman                      Vice President, Treasurer and Chief                  March 28, 2002
------------------------------------------         Financial Officer (Principal Accounting Officer)
David E. Schreiman

                                INDEX TO EXHIBITS

Number         Description
------         -----------
3.1(8)         Amended and Restated Certificate of Incorporation of the Company

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

10.16(5)       1987 SPARTA, Inc. Nonqualified Stock Option Plan, as amended

10.17(6) Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility

10.18(7)       1997 Stock Plan.

10.19(7) Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.20(8) Asset Transfer Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.21(8) Advisory Services Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.22(8)       Security Agreement dated May 5, 2000 between the Company and
               Signalscape, Inc.

10.23(8) Software License Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.24(8)       Trademark Assignment Agreement dated May 5, 2000 between the
               Company and Signalscape, Inc.

10.25          SPARTA, Inc. Stock Compensation Plan

10.26          SPARTA, Inc. Stock Compensation Plan Trust

22. The Company's only subsidiary is ST SPARTA, Inc., a California corporation that is wholly-owned by the Company.

23.            Consent of PricewaterhouseCoopers LLP

(1) Incorporated herein by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10K for the year ended December 31, 1993.

(3) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 30, 1994.

(4) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

(5) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended January 3, 1997.

(6) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended January 2, 1998.

(7) Incorporated herein by reference to Exhibit 4.2 contained in the Company's Registration Statement on Form S-8 (Commission File No. 333-72541).

(8) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.