Form 10-Q
period 2002-03-31
SPARTA INC /DE
filed 2002-05-14
CIK 875623

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21682

SPARTA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0775889

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer)

23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA 92653-1595

(Address of principal executive offices)
(Zip Code)

(949) 768-8161

(Registrant’s telephone number, including area code)

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

Yes [x] No [   ]

As of March 31, 2002, the registrant had 5,353,721 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2002

INDEX

PART I	Financial Information
Item 1	Quarterly Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Qualitative and Quantitative Disclosures About Market Risk
PART II	Other Information
Item 1	Legal Proceedings
Item 2	Changes in Securities
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Materially Important Events
Item 6	Exhibits and Reports on Form 8-K
Signature

PART I

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$9,967,000	$10,303,000
Short-term investments	2,271,000	$8,727,000
Accounts receivable, net	29,225,000	27,150,000
Prepaid expenses	734,000	395,000

Total current assets	42,197,000	46,575,000
Equipment and improvements, net	8,359,000	8,606,000
Other assets	1,949,000	1,971,000

Total Assets	$52,505,000	$57,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$5,540,000	$10,596,000
Accounts payable and other accrued expenses	6,057,000	5,977,000
Current portion of subordinated notes payable	2,188,000	1,609,000
Income taxes payable	2,066,000	2,049,000
Deferred income taxes	1,013,000	1,013,000

Total current liabilities	16,864,000	21,244,000
Subordinated notes payable	9,805,000	7,365,000
Deferred income taxes	812,000	812,000
Redeemable Preferred Stock
Preferred stock, $.01 par value; 2,000,000 shares authorized; 168,494 and 223,682 shares issued and outstanding	3,235,000	4,053,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 5,353,721 and 5,071,564 shares issued and outstanding	54,000	50,000
Additional paid-in capital	28,867,000	24,655,000
Retained earnings	838,000	(1,027,000)
Treasury stock	(7,970,000)	—

Total stockholders’ equity	21,789,000	23,678,000

Total Liabilities and Stockholders’ Equity	$52,505,000	$57,152,000

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,

	2002	2001

Sales	$35,928,000	$31,394,000

Costs and expenses:
Labor costs and related benefits	20,592,000	17,875,000
Subcontractor & other costs	8,321,000	7,560,000
Facility costs	2,569,000	2,153,000
Travel and other	1,057,000	585,000
Interest expense (income), net	(24,000)	(54,000)

	32,515,000	28,119,000

Income before provision for taxes on income	3,413,000	3,275,000
Provision for taxes on income	1,365,000	1,310,000

Net income	$2,048,000	$1,965,000

Basic earnings per share	$0.38	$0.37

Diluted earnings per share	$0.35	$0.34

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$2,048,000	$1,965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,000	512,000
Loss on sale of equipment	4,000
Stock-based compensation	2,091,000	1,962,000
Changes in assets and liabilities:
Accounts receivable	(2,075,000)	6,945,000
Prepaid expenses	(339,000)	(218,000)
Other assets	22,000	(3,000)
Accrued compensation	(5,056,000)	(2,668,000)
Accounts payable and other accrued expenses	80,000	(3,833,000)
Income taxes payable	18,000	567,000
Tax benefit relating to stock plan	787,000	608,000

Net cash provided by (used for) operating activities	(1,882,000)	5,837,000

Cash flows from investing activities:
Capital expenditures	(295,000)	(425,000)
Proceeds from sale of short-term investments	6,456,000

Net cash provided by (used for) investing activities	6,161,000	(425,000)

Cash flows from financing activities:
Proceeds from issuance of stock	1,336,000	724,000
Redemption of preferred stock	(1,000,000)	(257,000)
Cash purchases of treasury stock	(4,520,000)	(2,762,000)
Principal payments on subordinated notes payable	(431,000)	(236,000)

Net cash provided by (used for) financing activities	(4,615,000)	(2,531,000)

Net increase (decrease) in cash	(336,000)	2,881,000
Cash and cash equivalents at beginning of period	10,303,000	7,082,000

Cash and cash equivalents at end of period	$9,967,000	$9,963,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,000	$88,000

Income taxes	$577,000	$155,000

The accompanying notes are an integral part of the financial statements

SPARTA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note A — Basis of Presentation

The accompanying financial information has been prepared in accordance with the instructions to Form 10-Q and therefore does not necessarily include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 30, 2001 and its first quarter ended March 31, 2002 and its corresponding first quarter last year ended on April 1, 2001. To aid the reader of the financial statements, the year-end has been presented as December 31, 2001 and the three-month period ends have been presented as March 31, 2002 and March 31, 2001.

In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2002 and March 31, 2001 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B — Income Taxes

Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C — Computation of Per Share Earnings

	Three months ended March 31,

	2002	2001

Basic EPS
Net income	$2,048,000	$1,965,000
Accretion adjustment	(182,000)	—

	$1,866,000	$1,965,000

Shares outstanding	4,958,553	5,251,505
Per share amounts	$0.38	$0.37

Dilutive Effect
Net income	$2,048,000	$1,965,000
Accretion adjustment	(182,000)	—

	$1,866,000	$1,965,000

Shares outstanding	4,958,553	5,251,505
Stock options	333,512	348,923
Deferred stock	90,327	116,442

	5,382,392	5,716,870
Per share amounts	$0.35	$0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected financial results:

	Three months ended March 31,

	2002	2001

Sales	$35,928,000	$31,394,000
Sales by business area, as a percentage of total sales
Ballistic Missile Defense (“BMD”)	41%	38%
Non BMD Dept of Defense (“DoD”)	49%	49%
Non-DoD	10%	13%
Gross profit (1)	$3,513,000	$3,281,000
Gross profit as a % of costs	10.8%	11.7%
Net income	$2,048,000	$1,965,000

	Balance at

	March 31,	December 31,	March 31,
	2002	2001	2001

Funded 12 month backlog	$55,600,000	$31,700,000	$64,200,000
Unfunded 12 month backlog	95,700,000	111,600,000	62,500,000

Total 12 month contract backlog	$151,300,000	$143,300,000	$126,700,000

Stockholder’s equity	$21,789,000	$23,678,000	$22,851,000
Equity per share (2)	4.07	4.66	3.88
Stock repurchase notes	$11,993,000	$1,101,000	$6,244,000
Line of credit	—	—	—
Number in days sales in receivables	73	66	77
Current ratio	2.5	2.2	2.7

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance.

(2)	Equity per share is based on outstanding shares of common stock.

New Contracts and Annualized Backlog

In the first quarter of 2002, the Company had three significant competitive contract and/or task order wins, one sole-source add-on to an existing task order, and four significant losses.

The Advanced Systems and Technology Operation (“ASTO”) won their second task order under the GSA Blanket Purchase Agreement. This effort, on which the Company is the prime contractor, will provide Systems Engineering and Technical Analysis (“SETA”) support to the Missile Defense Agency (“MDA”) Targets and Countermeasures Office. This task order is for $13.5 million over five years, with the potential for 100% growth over this period; there is also a customer option for an additional five years. Additionally, ASTO won a sole-source add-on to the Test and Evaluation task order with MDA, also under the Blanket Purchase Agreement. This award adds $19 million over 55 months to the original task order. The Defense Program Operation (“DPO”) and the Integrated Data Systems Operation (“IDSO”), as a subcontractor to Mevatech, won a Systems Engineering and Technical Assistance Contract (“SETAC”) multiple award from the Army Space and Missile Defense Command. The expected value of this program is $9.5 million over five years. The Space and Missile Defense Operation (“SMDO”), together with DPO, won a GSA task order for Technical and Analytic Support of

Ballistic Missile Defense for the Army Space Command in Colorado Springs. This task order is for $6.1 million over four years (a one-year base period plus three one-year options).

ST SPARTA, Inc., the Company’s wholly-owned subsidiary (d/b/a Spiral Technology, Inc.), was notified in the first quarter that it lost the re-compete of its Research Facilities and Engineering Support Services (“RFESS”) contract at NASA’s Dryden Flight Research Center. This proposal was valued at $147 million over 10 years. SMDO, with DPO, lost a GSA task order for Ballistic and Cruise Missile Defense Technical Support for the Army Space Command in Colorado Springs. This task order was for $5 million over four years (a one-year base period plus three one-year options). IDSO, as a subcontractor to Boeing, lost the Air Force Global Transportation System contract, a $7.1 million five-year effort. IDSO, as part of the ALS Joint Venture (a joint venture the Company has with two other partners), also lost a task order for Automated Test Equipment Test Program Set Lifecycle Logistics support with the Army Aviation and Missile Command under the Omnibus 2000 Logistics contract. This task order was for $11.8 million over five years.

During the first quarter, the Company received contract awards totaling $62.5 million. A portion of this funding had been delayed at the end of 2001 due to the delay in Congressional approval of defense appropriations legislation. As a result of this funding and the contract wins and losses discussed above, the Company’s funded contract backlog increased from $31.7 million at the end of 2001 to $55.6 million at the end of the first quarter. Firm/assured contract backlog increased from $143.5 million at the end of 2001 to $151.3 million at the end of the first quarter.

Results of Operations

The Company’s contract revenues for the first quarter of 2002 increased 14% from the corresponding period in 2001 due to increased project billings, including the effect of new work as described above. BMD sales increased 24% over the corresponding period in 2001, as the Company won several new contracts (or extensions of previous contracts) during the latter part of 2001, in addition to the first quarter contract wins discussed above. Non-BMD DoD sales increased 14% over the corresponding period in 2001, as the Company has continued to experience growth in its business for various intelligence organizations. Non-DoD sales decreased 12% over the corresponding period in 2001 due to the completion of a commercial development contract early in the first quarter of 2002.

The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations and cost principles. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of costs), to be key measures of the Company’s contract performance. Gross profit for the three-month period ended March 31, 2002 increased 7% compared to the corresponding period of 2001, due primarily to the increase in sales over the same period. The gross profit rate decreased to 10.8%, from 11.7% for the corresponding period in 2001. The decrease in the gross profit rate is primarily attributable to sales mix, as the gross profit rate on BMD programs, which comprised a higher percentage of revenues during the first quarter of 2002, is somewhat lower than on other programs.

Liquidity and Capital Resources

The Company’s principal sources of capital resources for funding its operations are cash and short-term investments on hand, funds generated by ongoing business activities, and proceeds from exercise of stock options and the issuance of common stock. These sources are augmented, as necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital resources are for the repurchase of preferred and common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

There were no borrowings against the Company’s $6 million line of credit during the first quarter of 2002 or the corresponding period in 2001. Sustaining the low reliance on borrowings is largely due to the Company’s cash and short-term investment position, emphasis on rapid billing and collection of receivables, a concerted effort to control capital expenditures and expenditures for independent research and development, and a planned reduction of investment in product initiatives. Days sales outstanding (“DSO”) increased to 73 days at March 31, 2002 from 66 days at December 31, 2001. This increase was primarily attributable to the delay in Congressional approval of defense appropriations legislation referred to above. The Company expects that DSO will return to lower levels as contract funding is received and the related receivables are billed and collected. The Company continues to actively monitor receivables with emphasis placed on collection activities.

Significant uses of cash during the first quarter of 2002 include (1) the repurchase of $4.5 million of common stock in accordance with the Company’s voluntary stock repurchase policy, (2) the funding of $5.0 million of profit sharing contributions, 401(k) matching contributions, and other accrued compensation, and (3) the repurchase of $1.0 million of redeemable preferred stock. The Company also issued $3.4 million of subordinated notes payable in connection with common stock repurchases.

The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the foreseeable future.

Stock Purchase Agreement

In November 1994, the Company entered into a Stock Purchase Agreement with Science Applications International Corporation (“SAIC”), pursuant to which SAIC purchased a total of 569,039 shares of redeemable preferred stock at a cost of $2.4 million. Beginning in May 1999, by agreement with SAIC, the Company began repurchasing shares of this preferred stock. During the first quarter of 2002, the Company repurchased 55,188 shares at a cost of $1.0 million. As of March 31, 2002, SAIC held 168,494 shares of redeemable preferred stock, with an aggregate accreted value of $3.2 million. It is the Company’s intent to continue to repurchase SAIC stock.

Effects of Federal Funding for Defense Programs

The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first quarter of 2002. The Company does not anticipate any termination of programs and contracts in 2002. However, no assurances can be given that such events will not occur.

In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s revenue recognition, liquidity, and DSO.

Forward-Looking Statements

All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II Other Information

Item 1 Legal Proceedings

The Company has no investigations, claims, or lawsuits arising out of its business, nor any known to be pending.

Item 2 Changes in Securities

Not Applicable

Item 3 Defaults Upon Senior Securities

Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting will be held on May 31, 2002 at which time proxies and shareholders present will vote on the election of Directors and on the continuation of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2002.

Item 5 Other Materially Important Events

Not Applicable

Item 6 Exhibits and Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the fiscal quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.

Date: May 15, 2002	/s/ David E. Schreiman

David E. Schreiman Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)