Form 10-Q
period 2002-06-30
SPARTA INC /DE
filed 2002-08-14
CIK 875623

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended             June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

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

Yes  [ x ]       No  [   ]

As of June 30, 2002, the registrant had 5,478,043 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2002

INDEX

PART I	Financial Information

Item 1	Condensed Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Qualitative and Quantitative Disclosures About Market Risk

PART II	Other Information

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Materially Important Events

Item 6	Exhibits and Reports on Form 8-K

Signature

PART I

Financial Information

Item 1. Condensed Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,788,000	$10,303,000
Short-term investments	3,000,000	$8,727,000
Accounts receivable, net	28,649,000	27,150,000
Prepaid expenses	827,000	395,000

Total current assets	47,264,000	46,575,000
Equipment and improvements, net	7,964,000	8,606,000
Other assets	2,041,000	1,971,000

Total Assets	$57,269,000	$57,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$9,878,000	$10,596,000
Accounts payable and other accrued expenses	6,400,000	5,977,000
Current portion of subordinated notes payable	2,198,000	1,609,000
Income taxes payable	2,322,000	2,049,000
Deferred income taxes	1,013,000	1,013,000

Total current liabilities	21,811,000	21,244,000
Subordinated notes payable	9,255,000	7,365,000
Deferred income taxes	812,000	812,000
Redeemable Preferred Stock
Preferred stock, $.01 par value; 2,000,000 shares authorized; 121,293 and 223,682 shares issued and outstanding	2,494,000	4,053,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 5,478,043 and 5,071,564 shares issued and outstanding	55,000	50,000
Additional paid-in capital	30,854,000	24,655,000
Retained earnings	3,046,000	(1,027,000)
Treasury stock	(11,058,000)	—

Total stockholders’ equity	22,897,000	23,678,000

Total Liabilities and Stockholders’ Equity	$57,269,000	$57,152,000

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Sales	$40,746,000	$33,793,000	$76,674,000	$65,187,000

Costs and expenses:
Labor costs and related benefits	21,945,000	17,345,000	42,537,000	35,220,000
Subcontractor & other costs	10,894,000	8,674,000	19,215,000	16,234,000
Facility costs	2,457,000	2,232,000	5,026,000	4,385,000
Travel and other	1,510,000	2,325,000	2,567,000	2,910,000
Interest expense (income), net	(15,000)	(52,000)	(39,000)	(106,000)

	36,791,000	30,524,000	69,306,000	58,643,000

Income before provision for taxes on income	3,955,000	3,269,000	7,368,000	6,544,000
Provision for taxes on income	1,582,000	1,308,000	2,947,000	2,618,000

Net income	$2,373,000	$1,961,000	$4,421,000	$3,926,000

Basic earnings per share	$0.45	$0.32	$0.83	$0.74

Diluted earnings per share	$0.41	$0.30	$0.76	$0.68

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$4,421,000	$3,926,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,080,000	1,041,000
Loss on sale of equipment	88,000
Stock-based compensation	2,918,000	2,672,000
Changes in assets and liabilities:
Accounts receivable	(1,499,000)	10,813,000
Prepaid expenses	(432,000)	(196,000)
Other assets	(70,000)	(89,000)
Accrued compensation	(718,000)	(896,000)
Accounts payable and other accrued expenses	423,000	(3,484,000)
Income taxes payable	273,000	688,000
Tax benefit relating to stock plan	1,006,000	840,000

Net cash provided by (used for) operating activities	7,490,000	15,315,000

Cash flows from investing activities:
Capital expenditures	(526,000)	(1,020,000)
Net proceeds from sale of short-term investments	5,727,000

Net cash provided by (used for) investing activities	5,201,000	(1,020,000)

Cash flows from financing activities:
Proceeds from issuance of stock	2,279,000	1,779,000
Redemption of preferred stock	(1,906,000)	(456,000)
Cash purchases of treasury stock	(7,608,000)	(5,249,000)
Principal payments on subordinated notes payable	(971,000)	(586,000)

Net cash provided by (used for) financing activities	(8,206,000)	(4,512,000)

Net increase (decrease) in cash	4,485,000	9,783,000
Cash and cash equivalents at beginning of period	10,303,000	7,082,000

Cash and cash equivalents at end of period	$14,788,000	$16,865,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$117,000	$156,000

Income taxes	$1,703,000	$1,113,000

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

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 30, 2001, its second quarter ended June 30, 2002, and its corresponding second quarter last year ended on July 1, 2001. To aid the reader of the financial statements, the year-end has been presented as December 31, 2001 and the quarters and six-month period ends have been presented as June 30, 2002 and June 30, 2001.

In the opinion of management, the unaudited financial information for the six-month periods ended June 30, 2002 and June 30, 2001 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B — Income Taxes

Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C — Computation of Per Share Earnings

	Three months ended June 30,		Six months ended June 30

	2002	2001	2002	2001

Basic EPS
Net income	$2,373,000	$1,961,000	$4,421,000	$3,926,000
Accretion adjustment	(165,000)	(265,000)	(347,000)	(141,000)

	$2,208,000	$1,696,000	$4,074,000	$3,785,000

Shares outstanding	4,879,544	5,251,505	4,909,702	5,102,091
Per share amounts	$0.45	$0.32	$0.83	$0.74

Dilutive Effect
Net income	$2,373,000	$1,961,000	$4,421,000	$3,926,000
Accretion adjustment	(165,000)	(265,000)	(347,000)	(141,000)

	$2,208,000	$1,696,000	$4,074,000	$3,785,000

Shares outstanding	4,879,544	5,251,505	4,909,702	5,102,091
Stock options	405,682	346,840	369,603	347,881
Deferred stock	90,327	116,442	90,327	116,442

	5,375,553	5,714,787	5,369,632	5,566,414
Per share amounts	$0.41	$0.30	$0.76	$0.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected financial results:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Sales	$40,746,000	$33,793,000	$76,674,000	$65,187,000
Sales by business area, as a percentage of total sales
Ballistic Missile Defense (BMD)	43%	37%	42%	37%
Non BMD Dept of Defense (DoD)	48%	50%	48%	49%
Non-DoD	9%	13%	10%	14%
Gross profit (1)	$3,964,000	$3,591,000	$7,477,000	$6,872,000
Gross profit as a % of costs	10.8%	11.9%	10.8%	11.8%
Income before income taxes	$3,955,000	$3,269,000	$7,368,000	$6,544,000
Net income	$2,373,000	$1,961,000	$4,421,000	$3,926,000

	Balance at

	June 30	December 31,	June 30
	2002	2001	2001

Funded 12 month backlog	$70,400,000	$31,700,000	$58,200,000
Unfunded 12 month backlog	76,200,000	111,600,000	124,600,000

Total 12 month contract backlog	$146,600,000	$143,300,000	$182,800,000

Stockholder’s equity	$22,897,000	$23,678,000	$20,140,000
Equity per share (2)	4.18	4.66	3.33
Stock repurchase notes	$11,453,000	$8,974,000	$9,811,000
Line of credit	—	—	—
Number in days sales in receivables	63	66	62
Current ratio	2.2	2.2	2.5

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As a result, gross profit differs from income before income taxes because gross profit excludes certain unallowable expenses, such as interest income and interest expense. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance.

(2)	Equity per share is based on outstanding shares of common stock.

New Contracts and Annualized Backlog

In the second quarter, the Company had six significant competitive contract and task-order wins and four significant competitive contract and task-order losses.

The Integrated Data Systems Operation (IDSO), as a subcontractor to the Advanced Logistics Solutions Joint Venture, won a $2.7 million, three-year task order with the Hawk Air Defense Training Program. This effort is under the Army Aviation and Missile Command (AMCOM) 2000 Omnibus Logistics Support program. The Advanced Systems and Technology Operation (ASTO) won a Defense Threat Readiness Agency (DTRA) task order for Analytical Support, a task valued at $1.9 million over one year. The Space and Missile Defense Operation (SMDO) won a task order for Phased Array Antenna Technology under our Engineering Analysis Design and Development (EADD) II program. Ball Aerospace is a major subcontractor on this task valued at $2.8 million over two years. The Distributed Simulation and Software Operation (DSSO), as a subcontractor to Lockheed-Martin, won the National Training Center — Objective Instrumentation System

program out of the Simulation Training, Readiness and Instrumentation Command (STRICOM). This award is expected to generate $1 million in sales per year for three years. The Information System Security Operation (ISSO) won two subcontract awards from the National Security Agency (NSA). The first was for the Public Key Infrastructure program with a value of $8.5 million over five years. ISSO is a subcontractor to Booz Allen Hamilton. The second one was for the Key Management Prototyping Support program with a value of $3.5 million over five years. ISSO is a subcontractor to Getronics.

ISSO, as a subcontractor to Booz Allen Hamilton, lost the X Omnibus contract with the NSA. The program was valued at $10 million over five years. ISSO also lost an Information Assurance program with the Federal Aviation Agency (FAA). The program was valued at $10 million over five years. The Defense Program Operation (DPO) lost a GSA task order for Ballistic Missile Cruise Command Technical Support for the Air Force. This effort was valued at $4.2 million over a four-year period. ASTO lost a task order for External Affairs under its Blanket Purchase Agreement (BPA) with the Missile Defense Agency (MDA). This effort was valued at $3.7 million over five years.

Additionally, during the quarter ended June 30, 2002, the Electro-Optical System Division was notified by its customer that they would not be able to continue funding the development of our nanAlign™ product this year. The lagging world economy and pressing near-term issues in the semiconductor industry resulted in the break in funding. However, based on discussion with the customer, management believes that the customer remains interested in further development of the nanAlign™ product for their next generation of steppers, and that if business conditions in the semiconductor industry improve next year, the Company will likely obtain additional funding from the customer.

During the second quarter, the Company received contract awards totaling $58.3 million. A portion of this funding had been delayed at the end of 2001 due to the delay in Congressional approval of defense appropriations legislation. As a result of this funding and the contract wins and losses discussed above, the Company’s funded contract backlog increased from $55.6 million at the end of the first quarter to $70.4 million during the second quarter of 2002. Firm/assured contract backlog decreased from $151.3 at the end of the first quarter to $146.6 million during the second quarter of 2002.

Results of Operations

The Company’s contract revenues for the second quarter of 2002 increased 21% from the corresponding period in 2001 due to increased project billings, including the effect of new work as described above. BMD sales increased 42% over the corresponding period in 2001, as the Company won several new contracts (or extensions of previous contracts) during the latter part of 2001, as well as in the first quarter of 2002. Non-BMD DoD sales increased 16% over the corresponding period in 2001, as the Company has continued to experience growth in its business for various intelligence organizations. Non-DoD sales decreased 15% over the corresponding period in 2001 due to the completion of a commercial development contract early in the first quarter of 2002.

The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations and cost principles. As a result, gross profit differs from income before income taxes because gross profit excludes unallowable expenses, such as interest income and expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of costs), to be key measures of the Company’s contract performance. Gross profit for the three-month period ended June 30, 2002 increased 10% compared to the corresponding period of 2001, due primarily to the increase in sales over the same period. The gross profit rate decreased to 10.8% for the second quarter of 2002, from 11.9% for the corresponding period in 2001. The decrease in the gross profit rate is primarily attributable to sales mix, as the gross profit rate on BMD programs, which comprised a higher percentage of revenues during the second quarter of 2002, is somewhat lower than on other programs.

Income before income taxes for the three-month period ended June 30, 2002 increased 21% compared to the corresponding period of 2001. This increase is primarily due to the increase in contract gross profits discussed in the preceding paragraph. In addition, the increase is attributable to the Company recording certain unallowable expenses (primarily relating to a contract dispute) in the corresponding period in 2001.

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

There were no borrowings against the Company’s $6 million line of credit during the second quarter of 2002 or the corresponding period in 2001. Sustaining the low reliance on borrowings is largely due to the Company’s cash and short-term investment position, emphasis on rapid billing and collection of receivables, a concerted effort to control capital expenditures and expenditures for independent research and development, and a planned reduction of investment in product initiatives. Days sales outstanding (DSO) decreased to 63 days at June 30, 2002 from 73 days at March 31, 2002. This decrease was primarily attributable to the receipt of payments on contracts previously subject to the delayed Congressional approval of defense appropriations legislation. The Company continues to actively monitor receivables with emphasis placed on collection activities.

Significant uses of cash during the second quarter of 2002 include the repurchase of $3.1 million of common stock in accordance with the Company’s voluntary stock repurchase policy and the repurchase of $900,000 of redeemable preferred stock.

During the second quarter of 2002, the Company and its bank entered into an Amended and Restated Loan Agreement (the Loan Agreement). The Loan Agreement extends the Company’s $6 million line of credit facility through July 1, 2004. Borrowings under the Loan Agreement are at the bank’s reference rate (or LIBOR plus 2%, at the Company’s option), and are collateralized by substantially all of the Company’s assets. In addition, the Loan Agreement restricts the ability of the Company to pay dividends, and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at June 30, 2002. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the foreseeable future.

Stock Purchase Agreement

In November 1994, the Company entered into a Stock Purchase Agreement with Science Applications International Corporation (SAIC), pursuant to which SAIC purchased a total of 569,039 shares of redeemable preferred stock at a cost of $2.4 million. Beginning in May 1999, by agreement with SAIC, the Company began repurchasing shares of this preferred stock. During the second quarter of 2002, the Company repurchased 47,201 shares at a cost of $900,000. As of June 30, 2002, SAIC held 121,293 shares of redeemable preferred stock, with an aggregate accreted value of $2.5 million. It is the Company’s intent to continue to repurchase SAIC stock.

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

Not Applicable

Item 3 Defaults Upon Senior Securities

Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting was held on May 31, 2002, at which time proxies and shareholders present voted on the election of Directors and on the retention of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2002.

Item 5 Other Materially Important Events

Not Applicable

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits

See Index to Exhibits on page 12.

(b)  Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the fiscal quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.

/s/ David E. Schreiman

Date:	August 14, 2002	David E. Schreiman Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS
PART II, ITEM 6(a)

Exhibit Number	Description

10.27	First Amended and Restated Loan Agreement dated June 14, 2002, by and between the Company and Union Bank of California, N.A.

10.28	Commercial Promissory Note dated June 14, 2002, by and between the Company and Union Bank of California, N.A.

10.29	Security Agreement dated June 14, 2002, by and between the Company and Union Bank of California, N.A.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002