Form 10-Q
period 2002-09-30
SPARTA INC /DE
filed 2002-11-13
CIK 875623

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes   x     No

As of September 30, 2002, the registrant had 5,607,616 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2002

INDEX

PART I	Financial Information

Item 1	Quarterly Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Qualitative and Quantitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	Other Information

Item 1	Legal Proceedings

Item 2	Changes in Securities

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Materially Important Events

Item 6	Exhibits and Reports on Form 8-K

Signature

Certifications

PART I

Item 1. Financial Information

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$19,002,000	$10,303,000
Short-term investments	—	8,727,000
Accounts receivable, net	27,960,000	27,150,000
Prepaid expenses	536,000	395,000

Total current assets	47,498,000	46,575,000
Equipment and improvements, net	7,664,000	8,606,000
Other assets	1,923,000	1,971,000

Total Assets	$57,085,000	$57,152,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$11,363,000	$10,596,000
Accounts payable and other accrued expenses	6,068,000	5,977,000
Current portion of subordinated notes payable	2,212,000	1,609,000
Income taxes payable	1,639,000	2,049,000
Deferred income taxes	1,013,000	1,013,000

Total current liabilities	22,295,000	21,244,000
Subordinated notes payable	8,696,000	7,365,000
Deferred income taxes	812,000	812,000
Redeemable Preferred Stock
Preferred stock, $.01 par value; 2,000,000 shares authorized; 63,459 and 223,682 shares issued and outstanding	1,301,000	4,053,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 5,607,616 and 5,071,564 shares issued and outstanding	56,000	50,000
Additional paid-in capital	33,574,000	24,655,000
Retained earnings (deficit)	5,147,000	(1,027,000)
Treasury stock	(14,796,000)	—

Total stockholders’ equity	23,981,000	23,678,000

Total Liabilities and Stockholders’ Equity	$57,085,000	$57,152,000

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Sales	$42,911,000	$34,819,000	$119,585,000	$100,006,000

Costs and expenses:
Labor costs and related benefits	22,024,000	18,207,000	64,561,000	53,427,000
Subcontractor & other costs	13,095,000	9,246,000	32,310,000	25,480,000
Facility costs	2,518,000	2,394,000	7,544,000	6,779,000
Travel and other	1,783,000	1,200,000	4,350,000	4,110,000
Interest expense (income), net	(9,000)	(65,000)	(48,000)	(171,000)

	39,411,000	30,982,000	108,717,000	89,625,000

Income before provision for taxes on income	3,500,000	3,837,000	10,868,000	10,381,000
Provision for taxes on income	1,400,000	1,534,000	4,347,000	4,152,000

Net income	$2,100,000	$2,303,000	$6,521,000	$6,229,000

Basic earnings per share	$0.43	$0.39	$1.26	$1.14

Diluted earnings per share	$0.39	$0.36	$1.15	$1.04

The accompanying notes are an integral part of the financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,521,000	$6,229,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,597,000	1,545,000
Loss on sale of equipment	87,000	1,000
Stock-based compensation	3,752,000	3,411,000
Changes in assets and liabilities:
Accounts receivable	(810,000)	6,438,000
Prepaid expenses	(141,000)	170,000
Other assets	48,000	(81,000)
Accrued compensation	767,000	(324,000)
Accounts payable and other accrued expenses	91,000	(1,133,000)
Income taxes payable	(410,000)	136,000
Tax benefit relating to stock plan	1,467,000	1,221,000

Net cash provided by (used for) operating activities	12,969,000	17,613,000

Cash flows from investing activities:
Capital expenditures	(743,000)	(1,469,000)
Net proceeds from sale of short-term investments	8,727,000

Net cash provided by (used for) investing activities	7,984,000	(1,469,000)

Cash flows from financing activities:
Proceeds from issuance of stock	3,703,000	2,928,000
Redemption of preferred stock	(3,095,000)	(1,414,000)
Cash purchases of treasury stock	(11,346,000)	(7,801,000)
Principal payments on subordinated notes payable	(1,516,000)	(1,017,000)

Net cash provided by (used for) financing activities	(12,254,000)	(7,304,000)

Net increase (decrease) in cash	8,699,000	8,840,000
Cash and cash equivalents at beginning of period	10,303,000	7,082,000

Cash and cash equivalents at end of period	$19,002,000	$15,922,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$183,000	$318,000

Income taxes	$3,325,000	$2,820,000

Non-cash investing and financing activities:
Repurchase of treasury stock in exchange for subordinated notes payable	$3,450,000	$9,295,000

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

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 30, 2001, its third quarter ended September 29, 2002, and its corresponding third quarter last year ended on September 30, 2001. To aid the reader of the financial statements, the year-end has been presented as December 31, 2001 and the quarters and nine-month period ends have been presented as September 30, 2002 and September 30, 2001.

In the opinion of management, the unaudited financial information for the nine-month periods ended September 30, 2002 and September 30, 2001 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B — Income Taxes

Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C — Computation of Per Share Earnings

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Basic EPS
Net income	$2,100,000	$2,303,000	$6,521,000	$6,229,000
Accretion adjustment	—	(259,000)	(347,000)	(523,000)

	$2,100,000	$2,044,000	$6,174,000	$5,706,000

Weighted average shares outstanding	4,831,686	5,251,505	4,889,930	5,024,826
Per share amounts	$0.43	$0.39	$1.26	$1.14

Dilutive Effect
Net income	$2,100,000	$2,303,000	$6,521,000	$6,229,000
Accretion adjustment	—	(259,000)	(347,000)	(523,000)

	$2,100,000	$2,044,000	$6,174,000	$5,706,000

Weighted average shares outstanding	4,831,686	5,251,505	4,889,930	5,024,829
Stock options	446,295	352,032	395,415	349,473
Deferred stock	90,327	116,442	90,327	116,442

	5,368,308	5,719,979	5,375,672	5,490,744
Per share amounts	$0.39	$0.36	$1.15	$1.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, selected financial results:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Sales	$42,911,000	$34,819,000	$119,585,000	$100,006,000
Sales by business area, as a percentage of total sales
Ballistic Missile Defense (BMD)	45%	38%	43%	37%
Non BMD Dept of Defense (DoD)	49%	47%	49%	49%
Non-DoD	6%	15%	8%	14%
Gross profit (1)	$3,815,000	$3,880,000	$11,292,000	$10,752,000
Gross profit as a % of costs	9.8%	12.5%	10.4%	12.0%
Net income	$2,100,000	$2,303,000	$6,521,000	$6,229,000

	Balance at

	September 30	December 31,	September 30
	2002	2001	2001

Funded 12 month backlog	$63,300,000	$31,700,000	$52,200,000
Unfunded 12 month backlog	101,100,000	111,600,000	93,200,000

Total 12 month contract backlog	$164,400,000	$143,300,000	$145,400,000

Stockholder’s equity	$23,981,000	$23,678,000	$21,900,000
Equity per share (2)	4.95	4.66	4.26
Subordinated notes payable	$10,908,000	$8,974,000	$9,380,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	64	69	70
Current ratio (3)	2.1	2.2	2.3

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance.

(2)	Equity per share is based on outstanding shares of common stock, excluding shares of treasury stock.

(3)	The current ratio is the ratio of current assets to current liabilities, and is a commonly-used measure of a company’s liquidity.

New Contracts and Annualized Backlog

In the third quarter, the Company had twelve significant competitive contract and task-order wins and two significant competitive contract and task-order losses.

The Advanced Systems Technology Operation (ASTO) won three efforts with the Missile Defense Agency (MDA). The first effort is to provide support services to the Advanced Systems Directorate’s (MDA/AS) Hercules program under a one-year cost-plus-fixed-fee contract. The second effort is to provide support services to MDA/AS under our Blanket Purchase Agreement (BPA) with MDA. The aggregate value of these two efforts for MDA/AS is estimated at $20 million over the first year. The third effort is a $1.8 million effort to provide support to the Program Director Cooperative Program and Allied Support (MDA/CF), also under our BPA. Each of the BPA efforts is for one year, with three one-year priced options plus award-term options that can extend each program up to a total of ten years. In addition, the AS BPA effort includes the provision for 100% growth, and the CF effort includes provision for 50% growth.

The Advanced Communications Technology Operation (ACTO) won two follow-on tasks in the third quarter. One task is for $3.3 million over one year for a classified DoD customer. The other task is $1.4 million over 15 months for a classified Intelligence agency customer.

The International Systems Operation (INSO), as a subcontractor to Xontec Corporation, won a labor rate subcontract for the National Aerospace Intelligence Center Have Gold III program. This subcontract has an expected value of $2.5 million and will be performed over five years, with the potential for two option years. Also, INSO won a program from the Technical Support Working Group (TSWG) for the Critical Incident Response Technology Seminars program. This contract has a value of $1.5 million and will be performed over two years.

The Information Systems Security Operation (ISSO) won a contract from the Maryland Procurement Office (MPO) for the Family Replacement System Engineering and Simulator Development Support program. This contract has a value of $1.7 million over 18 months. Additionally, ISSO won a contract from MPO for the Collaborative Netgraph Using GSAKMP program. This contract has a value of $1.1 million over two years. ISSO also won an independent verification and validation (IV&V) contract on the National Security Agency SA KG-30 program for $1.7 million over 18 months.

Integrated Data Systems Operation (IDSO), as a subcontractor to the Advanced Logistics Solutions (ALS) Joint Venture, won two new task orders. The first task order was valued, at the ALS level, at $1 million over three years for the Enterprise Resource Planning/Shared Data Environment Support program. The second task order was valued, at the ALS level, at $4.8 million over three years for the Logistics Support program. Both tasks were for the Army Missile Command (AMCOM) under the Omnibus Logistics Support program. SPARTA’s share of these ALS task orders is $0.3 million and $3 million, respectively. In addition, IDSO won a $10 million GSA task order at AMCOM. The initial tasks under this contract total $1.1 million over 17 months.

ACTO and INSO, in a joint proposal effort, lost the Mission Monitoring Center contract for a classified customer. ASTO lost the Arms Control and Nonproliferation contract for the Defense Threat Readiness Agency. This would have been an Indefinite Delivery Indefinite Quantity (IDIQ) contract over five years.

Results of Operations

The Company’s contract revenues for the three- and nine-month periods ended September 30, 2002 increased 23% and 20%, respectively, from the corresponding periods in 2001 due to increased project activities, including the effect of new work as described above. BMD sales for the three- and nine-month periods increased 46% and 37%, respectively, over the corresponding periods in 2001, as the Company won several new missile defense contracts (or extensions of previous contracts) during 2002. Non-BMD DoD sales for the three- and nine-month periods increased 29% and 20%, respectively, over the corresponding periods in 2001, as the Company has continued to experience growth in its business for various intelligence organizations. Non-DoD sales for the three- and nine-month periods decreased 49% and 28%, respectively, over the corresponding periods in 2001 due to the completion of a commercial development contract early in the first quarter of 2002 and the completion of a NASA contract early in the third quarter of 2002.

The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations and cost principles. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of costs), to be key measures of the Company’s contract performance. Gross profit for the three-month period ended September 30, 2002 decreased 2% compared to the corresponding period of 2001, and the gross profit rate decreased to 9.8% for the three-month period in 2002, from 12.5% for the corresponding period in 2001. Gross profit for the nine-month period ended September 30, 2002 increased 5% compared to the corresponding period in 2001, however, the gross profit rate decreased to 10.4% for the nine-month period in 2002, from 12.0% for the corresponding period in 2001. The changes in gross profit and the gross profit rate are primarily attributable to sales mix, as the gross profit rate on BMD programs, which comprised a higher percentage of revenues during the three- and nine-month periods in 2002, are somewhat lower than on other programs.

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

There were no borrowings against the Company’s $6 million line of credit during the third quarter of 2002 or the corresponding period in 2001. Sustaining the low reliance on borrowings is largely due to the Company’s cash and short-term investment position, emphasis on rapid billing and collection of receivables, a concerted effort to control capital expenditures and expenditures for independent research and development, and a planned reduction of investment in product initiatives. Year-to-date average days sales outstanding (DSO) decreased to 64 days at September 30, 2002 from 68 days at June 30, 2002. This decrease was primarily attributable to the receipt of payments on two large fixed price contracts. The Company continues to actively monitor receivables with emphasis placed on collection activities.

Significant uses of cash during the third quarter of 2002 include the repurchase of $3.7 million of common stock in accordance with the Company’s voluntary stock repurchase policy and the repurchase of $1.2 million of redeemable preferred stock.

During the second quarter of 2002, the Company and its bank entered into an Amended and Restated Loan Agreement (the Loan Agreement). The Loan Agreement extends the Company’s $6 million line of credit facility through July 1, 2004. Borrowings under the Loan Agreement are at the bank’s reference rate (or LIBOR plus 2%, at the Company’s option), and are secured by substantially all of the Company’s assets. In addition, the Loan Agreement restricts the ability of the Company to pay dividends, and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2002. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the foreseeable future.

Stock Purchase Agreement

In November 1994, the Company entered into a Stock Purchase Agreement with Science Applications International Corporation (SAIC), pursuant to which SAIC purchased a total of 569,039 shares of redeemable preferred stock at a cost of $2.4 million. Beginning in May 1999, by agreement with SAIC, the Company began repurchasing shares of this preferred stock. During the three- and nine-month periods ended September 30, 2002, the Company repurchased 57,834 and 160,223 shares, respectively, at a cost of $1.2 million and $3.1 million, respectively. As of September 30, 2002, SAIC held 63,459 shares of redeemable preferred stock, with an aggregate accreted value of $1.3 million. It is the Company’s intent to continue to repurchase SAIC stock.

Effects of Federal Funding for Defense Programs

The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the third quarter of 2002. The Company does not anticipate any termination of programs and contracts in 2002. However, no assurances can be given that such events will not occur.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management has evaluated the Company’s disclosure controls and procedures as of November 11, 2002 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q). Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

(b)	Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the aforementioned controls and procedures subsequent to November 11, 2002 (the date of their evaluation)

(c)	Asset-Backed Issuers

Not Applicable

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

See Index to Exhibits on page 14.

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the fiscal quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC

/s/ David E. Schreiman

Date: November 13, 2002	David E. Schreiman Vice President, Treasurer and Chief Financial Officer (Principal Accounting Officer)

Certification

I, Robert C. Sepucha, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SPARTA, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Robert C. Sepucha

Robert C. Sepucha
Chief Executive Officer

Certification

I, David E. Schreiman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SPARTA, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ David E. Schreiman

David E. Schreiman
Chief Financial Officer

INDEX TO EXHIBITS
PART II, ITEM 6(a)

Exhibit Number	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002