Form 10-K
period 2002-12-29
SPARTA INC /DE
filed 2003-03-31
CIK 875623

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    for the fiscal year ended December 29, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    for the transition period from _________ to __________

                         Commission file number 0-21682

                                  SPARTA, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                   63-0775889
    ---------------------                          ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


23041 Avenida de la Carlota, Suite 325, Laguna Hills, CA        92653-1595
--------------------------------------------------------        ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [X]    NO [ ]

The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant (based upon the "Formula Price", as hereinafter defined) as of the last business day of the Registrants most recently completed second fiscal quarter was $100,751,689.

As of February 23, 2003, 4,932,111 shares of the Registrant's common stock, $.01 par value, were issued and outstanding.

Portions of Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                  SPARTA, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART 1

     ITEM 1.   BUSINESS ..........................................................1

     ITEM 2.   PROPERTIES........................................................13

     ITEM 3.   LEGAL PROCEEDINGS.................................................13

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...............................................13

     ITEM 6.   SELECTED FINANCIAL DATA...........................................16

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...............................17

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........24

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 25

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.............................. 25

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 25

     ITEM 11.  EXECUTIVE COMPENSATION........................................... 25

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................... 25

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 26

     ITEM 14.  CONTROLS AND PROCEDURES...........................................26

     ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K......................................................... 27

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

                                     PART I

ITEM 1. BUSINESS

     SPARTA, Inc. ("SPARTA" or the "Company") performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. Department of Defense ("DoD"), and various intelligence agencies. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for Ballistic Missile Defense ("BMD"); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA's technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft and missile systems.

     Since the events of September 11, 2001, defense spending has been made a national priority. Although the events of September 11 have renewed the nation's defense priority, and created many opportunities in the Company's core business areas, there will be strong competition for these opportunities and the Company must compete effectively to capture the work.

     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 93%, 86% and 85% of the Company's revenues in fiscal year 2002, 2001 and 2000, respectively. Contracts with other
 non-DoD government agencies, such as the National Aeronautics and Space Administration ("NASA"), accounted for an additional 6%, 11% and 12%, respectively, of the Company's revenues, and 1%, 3% and 2%, respectively of the Company's revenues were derived from non-government customers.

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

     BMD programs have historically been a significant source of revenues for the Company and as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent terrorist events and the current Administration's concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states has stabilized government funding in this area in recent years. Because of this, BMD has continued to be a significant part of the Company's business. In 2002, 2001 and 2000, BMD revenues accounted for 43%, 37% and 38%, respectively, of total sales. Government BMD appropriations for government fiscal year ("GFY") 2002 were $7.7 billion, an increase of 45% from $5.3 billion in GFY 2001. The current administration has made BMD a defense priority. In 2001, the U.S. withdrew from the 1973 ABM treaty so that different space architectures could be tested.

     During 2001, the Department of Defense transformed the Ballistic Missile Defense Organization into the Missile Defense Agency ("MDA") to prepare for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. The MDA is an umbrella agency that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA budget for GFY 2003 is expected to decrease to $7.2 billion, increasing to $7.7 billion in GFY 2004 and $8.7 billion in 2005. Although the GFY 2003 budget is expected to decrease relative to GFY 2002, the Company believes that this will not have a material adverse effect on its BMD revenues, as most of the decreases are in BMD program elements in which the Company does not currently have significant participation. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and the current administration's BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.

     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements.

     In 1995, the Company formed a wholly-owned subsidiary, Commercial Technology, Inc. ("CTI"), to conduct business as SPARTA Marine Instrumentation. In the last quarter of 1998, all active contracts in CTI were contractually assigned to and assumed by another entity unaffiliated with the Company. The Company liquidated CTI in January of 2002. At the end of 2000, the Company formed a new wholly-owned subsidiary, ST SPARTA, Inc. (which conducts business as Spiral Technology), to which the Company transferred its Technical Services Operation. As used in this report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company and its subsidiaries.

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

     As a result, U.S. Government defense and military agencies have relied, in part, on outside service firms such as the Company to assist them in the performance of their responsibilities. Such firms provide analytical, technical and engineering support services throughout the life cycle of complex weapons and defense systems. This life cycle typically begins with a requirements definition phase in which particular strategic or tactical needs, opportunities, and objectives are identified and the technological requirements and configuration or design of a system are defined in terms of those needs, opportunities, or objectives. Requirements definition involves analyses of numerous and seemingly diverse factors, including (i) the current state of technology; (ii) the performance of existing weapons and defense systems; (iii) developments or changes in military and weapons capabilities of other countries which can create potential new military threats that must be counteracted; (iv) changes in US strategic or tactical policies, and the effects of geopolitical developments, which may require changes in defensive strategies or tactics; and (v) budgetary and economic considerations. The life cycle continues through the development, testing, manufacture, deployment, and maintenance of systems and technology.

     Scientific, engineering, and technical assistance firms such as SPARTA play a significant role in this development process by gathering and analyzing complex data; developing design alternatives and solutions to accommodate conflicting requirements; establishing development priorities; assisting in the preparation of requirements for various programs and in the evaluation of bids received for those programs; and developing software and other systems for testing and validating weapons system hardware and software. Such firms are also relied upon to develop software and other systems, which simulate combat situations for training of military personnel in the operation of the new or upgraded weapons and defense systems.

     In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company's business activities. However, there is no way to assess the impact to the Company of any future mergers. There has been a strong initiative within the government to out-source services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. In addition, there has been a strong movement in acquisition reform to consolidate requirements and issue fewer contracts, larger in scope, and covering multiple years. Although most experts agree that consolidation of requirements has not been very favorable to small business, it has not adversely impacted the Company's business to date. Because of the consolidation of requirements, government contracts in the Company's business areas have seen a proliferation of large indefinite delivery/indefinite quantity ("ID/IQ") task order contracts. These contracts have high contract value ceilings, but such ceilings usually have little relationship to the true contract value. These contracts often have more than one awardee and merely give the Company the right to compete for task orders against other companies that have the same contract vehicle. Due to the nature of these types of contracts, there is uncertainty as to how much business the Company will ultimately be awarded under such contracts.

Company Strategy

     The Company's strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 900 employees, of whom approximately 70% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company's professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company's existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the Missile Defense Agency, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility support work for the Air Force.

     Due to the size, complexity, and multidisciplinary requirements of many government contracts, teaming arrangements among defense contractors (where one contractor serves as the prime contractor and others act as subcontractors) and joint ventures are common business arrangements. The Company will continue to follow the practice of working with other government contractors to bid on procurements which require capabilities in areas outside of the Company's expertise, in order to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company has been and will continue to pursue subcontractor roles from the large prime contractor system developers. The Company will also continue to pursue small business set-aside programs. The Company expects to remain qualified for small business programs for the next two years. The Company currently qualifies as a small business in most of its business areas because it has fewer than 1,000 employees, which is typically the principal requirement of the small business set-aside programs in which the Company participates.

     Given the composition of the Company and its employees' expertise, the Company believes it is in a strong position to compete for new opportunities in information operations, homeland security, defenses against weapons of mass destruction ("WMD"), and counter-terrorism. However, to date, the Company has not derived significant revenues from these business areas.

Marketing

     The Company's marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. Government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. The Company evaluates this information, and teams of Company scientists, engineers, and analysts are formed along functional, geographic, and other lines in order to devise and implement the best means of benefiting from available business opportunities. This occasionally includes the preparation of unsolicited proposals or white papers responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations or broad area announcements from various U.S. Government agencies.

     The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is a government-mandated factor in determining contract awards. To facilitate promptness of service and interaction between the Company's professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices in over 20 locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at a number of government and private contractor customer facilities. The Company's managers have substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company's customers.

     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company's business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Corporations which have acted as subcontractors to the Company include Science Applications International Corporation, Computer Sciences Corporation, Northrop Grumman, and Camber Corporation, among others. Companies for which the Company has acted as a subcontractor include Lockheed-Martin, Boeing, Northrop Grumman, Teledyne Brown, Honeywell, and Raytheon, among others.

U.S. Government Contracts

     Approximately 99% of the Company's fiscal year 2002 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services and other agencies of the DoD. The Company's business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.

     Cost reimbursement contracts include cost plus fixed fee and cost plus award fee contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee, which may either be fixed by the contract (cost plus fixed fee) or determined by the customer's subjective evaluation of the Company's work (cost plus award fee). Under U.S. Government regulations, certain costs, including financing costs, are not reimbursable. In a cost reimbursement contract, the Company can incur an actual loss only if unreimbursable costs exceed the fixed or award fee earned on the contract.

     Under firm fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased actual costs of performing the contract. Under fixed price (level of effort) contracts, the Company agrees to perform certain work for a fixed price and an agreed upon level of effort. For example, a typical fixed price (level of effort) contract provides for the Company to incur a specified number of hours on the contract. Fixed price (level of effort) contracts are less risky than firm fixed price contracts. If the Company uses all of the agreed upon level of effort, it may stop work and receive the entire payment, regardless of whether all the work was completed. Under a fixed rate time and materials contract, the customer agrees to pay a specific negotiated rate for each hour worked or performed against a task order under the contract and to reimburse material at cost.

     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate, time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. Over 85% of the Company's revenues are derived from contracts that are lower risk fixed price (level of effort); cost reimbursement; and fixed rate, time and materials contracts. The distribution by contract type of the Company's revenues in 2002 and 2001 is as follows (amounts in thousands, except percentages):

                                       2002                         2001
                              ----------------------       ------------------------
                               Amount     % of total        Amount       % of total
                              --------    ----------       --------      ----------
Cost reimbursement            $114,204        71%          $ 71,868           52%
Time and materials              28,044        17%            51,586           38%
Fixed  price   (level  of        1,486         1%             1,706            1%
effort)
Firm fixed price                17,963        11%            12,065            9%
Other                              529        --                361           --
                              --------       ---           --------          ---
Total                         $162,227       100%          $137,586          100%
                              ========       ===           ========          ===

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor's indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency ("DCAA") from time to time and the existence of higher priority projects. The Company's indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2000 (fiscal year 2000). Indirect contract costs for periods subsequent to fiscal year 2000 have been recorded at amounts, which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2001 will be audited and settled with the DCAA in fiscal year 2003, and that costs incurred in fiscal year 2002 will be audited and settled in fiscal year 2004.

     The Company's contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in 2002, and the Company does not anticipate termination of any programs or contracts in 2003. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company would materially affect the revenues and income of the Company.

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

                                                 December 29,      December 30,
                                                     2002              2001
                                                 ------------      ------------
          Funded 12-month contract backlog       $ 60,500,000      $ 31,700,000
          Unfunded 12-month contract backlog      114,100,000       111,600,000
                                                 ------------      ------------
             Total 12-month contract backlog     $174,600,000      $143,300,000
                                                 ============      ============

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

Competition

     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies that compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal. Additionally, a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance in recent years. Under the government's performance-based approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration.

     One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on past performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See "Business-Industry Background" and "Business-Marketing."

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

     Many of the Company's contracts require the Company and certain of our employees to obtain and maintain government security clearances. As of December 29, 2002, approximately 80% of our employees had security clearances.

     The Company's primary resource is its technical staff and support personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2002 and 2001, the Company experienced a relatively low level of voluntary employee turnover, as the result of the Company's intensive efforts to reduce voluntary turnover and due to the economic downturn in the technology sector and in the global economy. In 2002, the Company was able to attract and hire approximately 300 full-time employees, replacing approximately 210 terminating employees, an increase of approximately 90 full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company's employee stock ownership program, and maintain its other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2003.

     At December 29, 2002, the Company employed approximately 900 equivalent full-time employees, approximately 80% of whom are based in the Company's facilities in California, Virginia, and Alabama. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good. The Company has not experienced any labor disputes or work stoppages during the last five years.

Available Information

   The Company's web site address is www.sparta.com. The Company makes available free of charge on or through its internet web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission.

                                  RISK FACTORS

You should carefully consider the risks and uncertainties described below in your evaluation of the Company and its business. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be adversely affected and the price of our common stock could decline.

RISKS RELATED TO OUR INDUSTRY

Concentration of Revenue with the U.S. Government

     The Company derives a substantial portion of its revenue from direct or indirect contracts with various U.S. Government agencies. During 2002, 99% of the Company's revenue was derived from such contracts, and 43% of the Company's revenue was derived from contracts related to BMD. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position or results of operations. Among the factors that could affect our business are:

[ ] Changes in budgets, appropriations or administrations affecting U.S.
    Government spending generally, or specific agencies with which we do business, or specific programs (such as BMD) in which we participate;

[ ] Delays in the government's appropriation process;

[ ] Military conflict or international political crises that may result in funding limitations on the Company's contract vehicles; and

[ ] The impact on U.S. Government tax revenues of possible decline in the general economy.

Risks Related to Government Contracting

     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks to the Company. Among these provisions are:

[ ] Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. Any failure of Congress to approve funding for any major program or contract, or any modification, curtailment, or termination of a major program or contract could have a material adverse effect on the Company's financial condition or results of operations.

[ ] Many of our multi-year contracts provide for the exercise by the government of unilateral options. There can be no assurance that the government will exercise such options.

[ ] Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges may result in the Company incurring additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest is upheld, it could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on the Company's financial condition or results of operations. During 2002, one of the Company's competitors protested an award to the Company of a $37 million, five-year contract. As a result of the protest, the contracting agency placed a stop work order on the award, pending a U.S. General Accounting Office (GAO) decision on the protest. Subsequently, the GAO sustained the protest based on a source selection error in the cost/technical trade-off. The solicitation was remanded to the contracting agency for re-evaluation of source selection criteria, and the contracting agency has decided to request new proposals from both contractors. There can be no assurance that the Company will be successful in its efforts to win this contract award.

[ ] U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by the Company, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. The Company has negotiated final indirect contract costs through fiscal year 2000. Indirect contract costs for periods subsequent to fiscal year 2000 have been recorded at amounts which the Company expects to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on the Company's financial condition or results of operations.

[ ] The Company is subject to regulations regarding potential Organizational
    Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor's judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations where a contractor competing for award of a contract possesses proprietary information as a result of work performed on another contract, or source selection information that is relevant to the new contract but is not available to all competitors. In particular, contractors that perform systems engineering, requirements work, and technical analysis, as the Company does, may be precluded from being awarded a contract to supply the system or major components thereof. The Company carefully monitors its contracts and new business pursuits for potential OCI issues.

[ ] A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the negotiation of certain contracts; Cost Principles and Cost Accounting Standards, which impose rules regarding the allowability and allocability of costs to U.S. Government contracts; and a variety of laws and regulations that govern the dissemination of information that is classified for national security purposes. These laws and regulations impose added costs on our business, and significantly affect the manner in which we conduct our business with our customers. Changes in or significant violations of these laws and regulations could have a material adverse effect on the Company's financial condition or results of operations.

Changes in Government Procurement Strategies

     Over the last few years, many U.S. Government agencies have increasingly relied upon ID/IQ contracts, General Services Administration (GSA) schedule contracts, and other similar multiple award contract (MAC) vehicles. These contracts usually have more than one awardee, and receiving such a contract award merely gives the Company the right to compete for task orders against other companies that have the same contract vehicle. These contracts have high contract value ceilings, but such ceilings usually have little relationship to the true contract value. Due to the nature of these types of contracts, there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.

     In addition, over the last few years, the government has implemented a performance-based approach to service contracting. Under the government's performance-based approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration. If we fail to perform well on a contract, such performance could adversely affect our ability to win future contract awards for related work.

Competition in the Industry

     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of the Company's new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost, and past performance. There are many companies that compete in the service, technology and research and development areas in which the Company is engaged, many of which are significantly larger, better capitalized, and have more resources than the Company.

Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are generally minimal. If the Company is unable to compete effectively in this environment, there could be a material adverse effect on the Company's financial position or results of operations.

Government Security Issues

     Many of the Company's contracts require the Company and certain of our employees to obtain and maintain government security clearances. If we lose or are unable to obtain the required security clearances, our customer may terminate the related contract, or may decide not to renew it upon its expiration. Additionally, a breach in security procedures could result in negative publicity, impair the Company's reputation, and prevent us from further accessing critically sensitive information. Such events could have a material adverse effect on the Company's financial position or results of operations.

RISKS RELATED TO OUR BUSINESS

Contract Performance Risks

     Performance under the Company's contracts involves a number of risks. Failure to adequately assess the costs to be incurred on a contract could have a material adverse effect on the Company's financial position or results of operations. Under our cost reimbursement contracts, we are generally allowed to recover approved costs plus a fixed or award fee. However, the total contract price may be subject to a maximum contract funding. To the extent we incur unallowable costs, or costs in excess of the funding limitation specified in the contract, we may not be able to recover such costs. Under our time and material contracts, we provide services at fixed hourly rates. If we miscalculate the costs of salaries, employee benefits, or other indirect costs, we are required to absorb the excess costs. Under our firm fixed price contracts, we assume the risk of performing the contract at a set price. If we fail to accurately estimate the ultimate costs under such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts. On occasion, the Company will incur costs on a project prior to formal definitization of the contract. If we are unable to recover such pre-contract costs, there could be a material adverse effect on the Company's financial position or results of operations.

Loss of Small-Business Status

     The Company estimates that it currently generates approximately 15% of its revenue from contracts that are small-business set-asides or otherwise related to the Company's status as a small business. The Company currently qualifies as a small business in most of its business areas, and expects to remain qualified for small business programs for the next two years, because the maximum number of employees allowed for such contracts is typically 1,000 employees. For this purpose, the number of employees is computed as the average monthly employee count over the twelve months preceding submittal of the contract proposal, thus extending the eligibility period beyond that in which the Company first exceeds 1,000 employees. The U.S. Government is expected to continue its policy of establishing small business procurement objectives for the foreseeable future.

     Upon losing its small business status, the Company will no longer be eligible to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business. Furthermore, procuring agencies and prime contractors will no longer be able to consider contracts awarded to the Company in determining whether they have met their small business procurement objectives, although the Company will still be entitled to compete for such contracts based on technical, performance, cost, and other factors. If the Company is unable to replace its existing small business set-aside contracts, or if procuring agencies and prime contractors decide to award follow-on contracts to other companies that qualify as a small business, there could be a material adverse effect on the Company's financial position or results of operations.

Key Personnel

     The Company depends on a number of its executive officers and senior management to identify and pursue new business opportunities, to identify key growth opportunities, and to establish and maintain relationships with the U.S. Government agencies and prime contractors with which we do business. Additionally, much of our continued success is dependent on our ability to recruit and retain key technical staff necessary to serve our customers effectively. Excessive turnover among our officers, senior management, or key technical staff could adversely affect our ability to perform our contractual obligations, to generate new business to replace expiring contracts, and to identify and penetrate key growth markets. Although the Company has designed its compensation and other policies to facilitate recruitment and to minimize attrition, there can be no assurances that such policies will succeed. In addition, the Company generally has not entered into long-term employment agreements with its key personnel.

Customer Expectations and Relationships

     As a predominantly service-oriented business, much of the Company's ability to expand our current business and generate future business is dependent upon meeting our customers' expectations and managing our customer relationships. If we are unable to meet our customers' expectations, we may lose future contract opportunities due to receipt of poor past performance evaluations; receive negative publicity that could adversely impact our reputation; or be subject to contract terminations for default. Such events could have a material adverse effect on the Company's financial position or results of operations.

Reliance on Subcontractors and Prime Contractors

     A significant portion of the Company's annual sales are derived from contracts in which a portion of the work is performed by subcontractors to the Company. As such, we rely on our subcontractors to perform a substantial portion of the work we are obligated to deliver to our customers. Additionally, the Company derives a significant portion of its revenue from work performed by its subcontractors for other prime contractors. Failure of a subcontractor to deliver on its commitments to the Company, or of a prime contractor to deliver on its commitments to the ultimate customer, may significantly affect our ability to perform our obligations. Such subcontractor or prime contractor deficiencies could result in the U.S. Government terminating the contract for default, which could have a material adverse effect on the Company's financial position or results of operations.

Estimated Contract Backlog

     Contract backlog, as reported in this Annual Report on Form 10-K, is comprised of funded backlog and unfunded backlog. Funded backlog represents all current contracts on which the customer has appropriated funds. Unfunded backlog represents management's estimate of the expected value of future incremental funding on existing contracts (including contract options) or negotiated contracts. Although the Company's backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that contracts included in our estimated backlog will result in actual revenues in any particular period, or that the actual revenues will equal the estimated contract value. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government, and are subject to the annual Congressional appropriations process.

Future Acquisitions

     Historically, the Company has relied on internally generated growth for substantially all of the Company's growth. In the future, however, the Company may utilize strategic acquisitions to supplement internal growth or to rapidly establish itself in new markets. Acquisitions may pose additional risks to the Company, including:

[ ] We may issue shares of the Company's common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

[ ] We may be unable to accurately assess the financial impact of an acquired business on the Company's financial position or results of operations;

[ ] We may be unable to novate, assign, or otherwise succeed to the acquired business' U.S. Government contracts;

[ ] We may be unable to effectively integrate the acquired business into our existing operations;

[ ] We may be unable to retain key employees of the acquired business; and

[ ] We may be required to devote disproportionate management or Company resources to negotiating, integrating, or financing an acquired business.

These, and other risks, may result in an acquisition having a material adverse effect on the Company's financial position or results of operations.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Lack of Public Market; Restrictions on Transfer or Sale of Stock; Voluntary Repurchase Program

     There is no public market for the Company's common stock, and the Company currently has no intention of registering its common stock on a public exchange for the foreseeable future. Moreover, the Company's Amended and Restated Certificate of Incorporation imposes significant restrictions on the ability of stockholders to transfer or sell shares of the Company's common stock (see "Market For Registrant's Common Equity And Related Stockholder Matters - Repurchase Rights Of The Company, Restrictions On Transferability").

     The Company maintains a voluntary quarterly repurchase program, at the discretion of the Board of Directors, in order to provide a level of liquidity to its stockholders. However, the Company's stockholders have no right to compel the Company to repurchase any of the stockholders' shares. In addition, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. Finally, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation, which is designed to ensure that the Company's repurchase of its shares from time to time does not materially impair the Company's liquidity or financial condition. Accordingly, there can be no assurance that stockholders will be able to sell all of the shares they desire to sell.

Formula Stock Price

     The Company's stock price is determined by our Board of Directors, pursuant to a stock price formula that is evaluated annually by an independent valuation firm (see "Market For Registrant's Common Equity And Related Stockholder Matters
- Formula Price"). As such, a trading market of buyers and sellers does not determine the Company's stock price. The stock price formula may not necessarily include variables that reflect all financial and valuation criteria that may be relevant. Moreover, the results of the independent valuation, or other unanticipated events, may require the Company to modify the stock price formula in the future, in order to ensure that the stock price formula continues to produce a price within an appropriate range of fair market value. All stock repurchases occur at the formula stock price determined by the Board of Directors. The Board of Directors believes that the formula stock price represents a fair market value, however, there can be no assurance that the stock price represents the value that would be obtained if our stock were publicly traded.

Future Returns on Common Stock

     There can be no assurance that the future returns on the Company's common stock will be comparable to those achieved historically, nor can there be any assurance that the stock price will not decline. In addition, the Board of Directors has substantial discretion to modify the stock price formula. The mechanical application of the current stock price formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price (because the formula takes into account our earnings for the eight preceding quarters). However, the stock price could be subject to greater volatility in the future in the event of a significant change in the stock price formula.

Possible Retirement Plan Legislation

     Approximately 57% of the Company's outstanding common stock is held by the Company's retirement plan. Congress is currently considering legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Such legislation also may require the Company to repurchase certain shares currently held by the retirement plan, regardless of the Company's self-imposed repurchase limitations. Enactment of such legislation may have a significant adverse effect on the Company's liquidity.

Leverage; Restrictive Debt Covenants

     As of December 29, 2002, the Company had long-term debt totaling $10.4 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.

     In addition, the Company is subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of the Company's assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of December 29, 2002, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.

ITEM 2.        PROPERTIES

     The Company's corporate office, comprised of approximately 12,300 square feet of office space leased through May 2003, is located in Laguna Hills, California. The Company has entered into a lease for a new corporate office, commencing May 2003 and comprising approximately 15,900 square feet of office space in Lake Forest, California.

     All of the Company's other offices are also leased, and aggregate approximately 328,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, Lancaster, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; and Rosslyn and Centreville, Virginia. Leases on these and other Company facilities expire at various times through 2010. The aggregate annual rent paid by the Company for all of its offices and facilities, during the fiscal year ended December 29, 2002, was approximately $5,345,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

      Not applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Lack of Public Market: Internal Repurchase Program

     Except as noted below, the Company's current employees and directors own substantially all of the outstanding common shares of the Company and it is the Company's policy to restrict ownership of the Company's stock to its then current employees and directors, to the extent possible. Accordingly, the Company's 1997 Stock Plan (the "Stock Plan") and the Company's Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company's common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company's securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of common stock owned by the Company's stockholders, the Company has established and maintains a program which permits the Company's stockholders to offer all, or any portion, of the shares they own for sale to the Company on February 21, May 21, August 21 or November 21, or at such other interim dates as the Board of Directors of the Company may designate from time to time (each a "Stock Repurchase Date"), at a per share price equal to the Formula Price (as hereinafter defined) as of such Stock Repurchase Date.

     The Company's repurchase program is a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares from time to time does not materially impair the Company's liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

     The Company's policy generally is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, the 40% reduction in the Company's staff level during 1993 and 1994 resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. The policy of repurchasing all stockholdings of terminated employees was reinstated in 1997. In support of this policy, the Board of Directors authorized the Company's stock plan administrator to issue, at his discretion, promissory notes to repurchase stock held by certain terminating employees. In accordance with this policy, during 2002, the Company issued new promissory notes totaling $3.5 million. As of December 29, 2002, the percentage of the Company's outstanding common stock held by former employees totaled approximately 3.9%.

     In November 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Science Applications International Corporation ("SAIC"). Under the terms of the Agreement, between November 1994 and August 1996, SAIC purchased a total of 569,000 shares of the Company's redeemable preferred stock, at an aggregate price of $2.4 million. Beginning in May 1999, in connection with the quarterly stock repurchase program, the Company repurchased shares of the redeemable Preferred Stock held by SAIC. As of December 29, 2002, the Company had repurchased all such shares of redeemable preferred stock.

Formula Price

     The Formula Price is based upon a formula (the "Formula") established by the Company's Board of Directors, and which is subject to revision by the Board of Directors from time to time.

     The Formula, as currently in effect, provides that the Formula Price is equal to the sum of (i) a fraction, the numerator of which is the sum of the stockholders' equity of the Company at the end of the fiscal quarter immediately preceding the date on which a Formula Price revision is to occur ("SE"), the aggregate principal amount of the long-term portion of the Company's subordinated promissory notes at the end of such fiscal quarter ("SN"), and the aggregate exercise price of all stock options which were exercisable as of the end of such fiscal quarter ("CX"), and the denominator of which is the sum of the number of issued and outstanding shares of common stock and preferred stock of the Company ("SI") and the number of shares of common stock issuable upon the exercise of stock options which are exercisable ("SV") at the end of that fiscal quarter, and (ii) the product of 7 multiplied by the "future growth factor" ("FG"), multiplied by the average annual "earnings per share" of the Company for the eight fiscal quarters immediately preceding the price revision ("A"). (For this purpose, "earnings" include both net income and the tax benefits to the Company from option exercises, and "shares" include both outstanding shares and shares subject to vested stock options.) The "future growth factor", or "FG", is the lesser of 1.5 or the number obtained by dividing (a) the sum of the Company's contract gross profits for the four fiscal quarters immediately preceding the date on which the price revision occurs, and the projected contract gross profits for the four fiscal quarters immediately following the end of such prior period by (b) the Company's contract gross profits during the eight fiscal quarters immediately preceding the price revision, and squaring the quotient so obtained. The Formula Price, expressed as an equation, is as follows:

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

     SN = Aggregate principal amount of subordinated notes (long term portion)

     CX = Aggregate exercise price of vested stock options

     SI = Number of shares of common and preferred Stock issued and outstanding

     SV = Number of shares subject to vested stock options

     FG = The lesser of 1.5 or contract gross profits over the past four fiscal quarters plus projected contract gross profits over the next four fiscal quarters divided by contract gross profits over the past eight fiscal quarters, the quotient of which is squared

     A = Average annual "earnings per share" (as defined) for the preceding eight quarters

     For purposes of the Formula, projected contract gross profits are determined by the Company's Chief Executive Officer based on information provided monthly by the Company's management concerning existing contracts in progress and contract proposals which have been sent to customers for evaluation and source selection. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and "probability of win" assessments. This information is reviewed and revised by the Company's Operation Managers and Sector Presidents before submission to the Chief Executive Officer.

     The Formula Price does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity might require the Board of Directors to change the Formula Price to factor in the lack of liquidity. The Formula Price is reviewed periodically by an independent outside appraisal firm to determine if the Formula continues to produce a price within an appropriate range of fair market value. The results of the most recent review, conducted in April 2002, determined that, at that time, the Formula was producing a price within an appropriate range of fair market value.

     The Formula Price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the Formula Price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the Formula Price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the Formula Price has not been required.

     Immediately following each recalculation of the Formula Price, each of the Company's stockholders is provided written notification of the new Formula Price, which notification sets forth in detail the calculations by which the new Formula Price has been determined.

Price Range of Common Stock

     Shares which are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder's association with the Company, are repurchased at a price which is equal to the Formula Price then in effect. The following table sets forth information regarding the Formula Price of the common stock for the periods beginning on the dates indicated:


                                             Formula Price per Share of
                                                     Common Stock
                                           -----------------------------
                                            2002                   2001
                                           ------                 ------
                 January 21                $19.20                 $15.71
                 April 21                   20.56                  16.49
                 July 21                    20.50                  17.41
                 October 21                 20.43                  18.12

Dividend Policy

     The Company's present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its common stock or preferred stock and does not anticipate that it will do so in the foreseeable future. The Company's bank loan agreement prohibits the payment of dividends by the Company without the bank's prior consent.

Record Holders

     As of February 23, 2003, there were approximately 941 holders of record of the Company's Common Stock.

Repurchase Rights of the Company, Restrictions on Transferability

   All shares of the Company's common stock are subject to the Company's right (but not obligation) to repurchase such shares in the event of a termination of the holder's association with the Company. All shares of the Company's common stock are also subject to (i) the Company's right of first refusal to purchase such shares in the event a holder desires to transfer them to a third party, and
(ii) other significant restrictions on transferability set forth in the Company's Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Stock Plan and are applicable to all shares issued under that Plan.

ITEM 6.        SELECTED FINANCIAL DATA

     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 29, 2002. These tables should be read in conjunction with the Company's consolidated financial statements and the related notes thereto appearing elsewhere in this report on Form 10-K.


                                    Operating Data for the Years Ended December 31(1)
                                    (amounts in thousands except EPS and share data)
                             --------------------------------------------------------------
                                 2002         2001         2000         1999        1998
                             ----------   ----------   ----------   ----------   ----------

Sales                        $  162,227   $  137,586   $  126,766   $  115,143   $   97,695
Costs and expenses           $  153,324   $  129,184   $  113,266   $  108,988   $   89,585
Net income (2)               $    8,903   $    8,402   $   10,699   $    6,155   $    4,704
Basic earnings per share     $     1.76   $     1.54   $     1.65   $     0.85   $     0.62
Diluted earnings per share   $     1.60   $     1.42   $     1.52   $     0.76   $     0.56
Weighted average common
   shares outstanding         5,341,079    5,450,455    5,995,223    6,204,923    6,150,996


                                       Balance Sheet Data as of December 31(1)
                                               (amounts in thousands)
                                   -----------------------------------------------
                                    2002      2001      2000      1999      1998
                                   -------   -------   -------   -------   -------

Total assets                       $59,364   $57,152   $51,542   $43,185   $37,770
Working capital                    $24,676   $25,331   $21,738   $13,827   $11,830
Long term liabilities, including
   redeemable preferred stock      $ 8,761   $12,230   $ 7,192   $ 7,189   $ 7,373
Stockholders' equity               $25,002   $23,678   $25,608   $18,549   $15,838

-----------------

(1) The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 29, 2002; December 30, 2001; December 31, 2000; January 2, 2000; and January 3, 1999. For ease of presentation of summary financial data, the year-ends have been presented as December 31.

(2) Net income in 2000 includes the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company's Raleigh Division.

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

Results of Operations

The following tables present certain key operating data for the periods indicated:

                                                     Operating Results
                                          (amounts in thousands, except percentages)
                                          ------------------------------------------
                                            2002             2001             2000
                                          --------         --------         --------
Sales                                     $162,227         $137,586         $126,766
Sales by business area, as a
  percentage of total sales
   BMD                                          43%              37%              38%
   Other DoD                                    50%              49%              46%
   Non-DoD                                       7%              14%              16%
Gross profit (1)                          $ 15,289         $ 14,372         $ 13,705
Gross profit as a percentage of
  costs (1)                                   10.4%            11.7%            12.1%
Income from operations                    $ 14,790         $ 13,776         $ 13,218
Net income (2)                            $  8,903         $  8,402         $ 10,699

-----------

(1) The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company's contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

                                           2002           2001          2000
                                          -------        -------       -------
Gross profit                              $15,289        $14,372       $13,705
Less unallowable expenses                    (499)          (596)         (487)
                                          -------        -------       -------
Income from operations                    $14,790        $13,776       $13,218
                                          =======        =======       =======


-----------

(2) Net income from operations in 2000 includes the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company's Raleigh Division.

                                    Income Statement Components
                                (Expressed as a Percentage of Sales)
                                ------------------------------------
                                     2002      2001       2000
                                   ------    ------     ------
SALES                               100.0%    100.0%     100.0%
Costs and expenses:
    Labor costs and related
      benefits                       52.6%     52.0%      52.0%
    Subcontractor costs              27.5%     27.3%      26.6%
    Facility costs                    6.8%      6.8%       7.3%
    Travel and other                  3.9%      3.9%       3.7%
                                    ------    ------     ------
Total costs and expenses             90.8%     90.0%      89.6%
                                    ------    ------     ------
Income from operations                9.2%     10.0%      10.4%
Interest expense (income), net        --       (0.2%)     (0.2%)
Gain on sale of Raleigh division      --        --         3.4%
                                    ------    ------     ------
Income before income taxes            9.2%     10.2%      14.0%
Provision for income taxes            3.7%      4.1%       5.6%
                                    ------    ------     ------
Net income                            5.5%      6.1%       8.4%
                                    ======    ======     ======

2002 compared to 2001

     Revenue increased 18%, from $137.6 million in 2001 to $162.2 million in 2002.

     Revenue on BMD programs increased 38%, from $50.6 million in 2001 to $69.6 million in 2002. BMD continues to be a major focus of the current administration; in GFY 2002, BMD funding increased approximately 45%. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements. For example, revenue on our contract to provide support services to the MDA Advanced Systems Program increased from $0.4 million in 2001 to $10.6 million in 2002.

     Revenue on other DoD programs increased 20%, from $67.2 million in 2001 to $80.8 million in 2002. During 2002, the Company commenced work on a new subcontract to provide electronic warfare systems testing services at the U.S. Air Force Flight Test Center, generating $6.7 million in revenue. Additionally, the Company increased revenue on programs for a variety of intelligence agencies by $3.8 million, largely as a result of the government's increased focus on intelligence in response to the terrorist attacks of September 11.

     Revenue on non-DoD programs decreased 40%, from $19.8 million in 2001 to $11.8 million in 2002. During 2002, the Company lost the re-compete of its contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center. Revenue on this program fell from $12.9 million in 2001 to $7.0 million in 2002. Additionally, early in 2002, the Company completed its contract to develop a laser interferometer device for a semiconductor equipment manufacturer. Revenue on this program fell from $1.7 million in 2001 to $0.1 million in 2002.

     The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of contract costs), to be key measures of the Company's contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance.

     The gross profit rate (gross profit as a percentage of contract costs) decreased from 11.7% in 2001 to 10.4% in 2002. The decline in the gross profit rate is primarily attributable to contract mix. Revenue on BMD programs increased from 37% of total sales in 2001 to 43% in 2002. The gross profit rate on many of the Company's BMD programs tends to be lower than on other programs, and subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs. In addition, the Company generally earns a higher profit rate on firm fixed price composite production contracts, due to the greater risk associated with such contracts. However, due to faster growth rates in other business areas, such contracts comprised a lower percentage of total revenue in 2002, falling from 5.3% of total revenue in 2001 to 4.2% in 2002.

     As a percentage of total revenue, labor and benefits costs increased from 52.0% in 2001 to 52.6% in 2002, and subcontractor costs increased from 27.3% in 2001 to 27.5% in 2002, primarily due to the decrease in the gross profit rate discussed in the preceding paragraph. Facility costs did not reflect a commensurate increase in cost as a percentage of total revenue, primarily because the number of staff working off-site at customer facilities increased faster than the number of staff working at Company facilities. As of December 2002, 29% of the Company's equivalent full-time staff worked off-site, compared to 24% as of December 2001. The Company generally does not incur significant facility costs (such as rent for leased facilities) for staff working off-site.

     Net interest income decreased in 2002, primarily due to the increase in long-term debt from $9.0 million in December 2001 to $10.4 million in December 2002. Both the Company's investments in cash equivalents and marketable securities and the Company's long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2001 to 2002 had a minimal effect on net interest.

     The Company's effective income tax rate was 40% in both 2002 and in 2001.

2001 compared to 2000

     Revenue increased 9%, from $126.8 million in 2000 to $137.6 million in 2001.

     Revenue on BMD programs increased 5%, from $48.4 million in 2000 to $50.6 million in 2001. The increase in BMD revenue was primarily attributable to an increase in labor costs due to merit pay increases, as the Company's work effort on BMD programs remained relatively consistent between 2000 and 2001. In 2001, most of the significant BMD contracts were cost-type contracts, where such labor cost increases are generally passed on to the customer.

     Revenue on other DoD programs increased 14%, from $58.6 million in 2000 to $67.2 million in 2001. The most significant components of this increase were:
$3.6 million in increased revenue on a multi-task program to provide a variety of engineering support services to the Air Force; $2.1 million in increased revenue related to development of a laser-based mobile system for disposing of unexploded ordnance; and $1.0 million in increased revenue on a composite production program.

     Revenue on non-DoD programs did not vary significantly from 2000 to 2001, totaling $19.8 million in each year. Approximately 70% of the non-DoD revenue in both 2000 and 2001 was derived from a contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center. The nature of this contract is such that the work effort does not vary significantly from year to year; revenue on this program was $13.1 million in 2000 and $12.9 million in 2001.

     The gross profit rate (gross profit as a percentage of contract costs) decreased from 12.1% in 2001 to 11.7% in 2001. The decline in the gross profit rate is primarily attributable to efficiencies realized in 2000 on a fixed price composite production program.

     As a percentage of total revenue, the increase in labor and benefits costs was insignificant, rising slightly from 51.9% in 2000 to 52.0% in 2001. Subcontractor costs increased from 26.5% of total revenue in 2000 to 27.3% in 2001, primarily due to a change in the mix of Company and subcontractor labor on certain intelligence and range support service contracts. Facility costs as a percentage of total revenue fell from 7.3% in 2000 to 6.8% in 2001, as the number of staff working off-site at customer facilities increased faster than the number of staff working at Company facilities. As of December 2001, 24% of the Company's equivalent full-time staff worked off-site, compared to 23% as of December 2000. The Company generally does not incur significant facility costs (such as rent for leased facilities) for staff working off-site. In addition, facility costs include $0.6 million for the write-off of estimated salvage value on assets disposed of in 2000, as compared with $0.2 million for assets disposed of in 2001.

     Net interest income decreased slightly from 2000 to 2001. Investments in cash equivalents and marketable securities increased from $7.1 million in December 2000 to $19.0 million in December 2001, resulting in an increase in interest income. However, this increase was offset by an increase in interest expense attributable to the increase in long-term debt from $1.1 million in December 2000 to $9.0 million in December 2001. Both the Company's investments in cash equivalents and marketable securities and the Company's long-term debt are floating rate. Accordingly, the change in interest rates between 2000 and 2001 had a minimal effect on net interest.

     In 2000, the Company realized a $4.3 million gain ($2.6 million after income taxes) on the sale of the Raleigh division. The Company's effective income tax rate was 40% in both 2001 and in 2000.

Backlog

     Although the Company's backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company's backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. Moreover, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company's contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company's financial position and results of operations. The following table shows the Company's 12-month contract backlog as of the dates indicated:

                                                    12-Month Contract Backlog
                                                      (amounts in thousands)
                                           ------------------------------------------
                                             2002             2001             2000
                                           --------         --------         --------
Funded                                     $ 60,500         $ 31,700         $ 57,300
Unfunded                                    114,100          111,600           74,600
                                           --------         --------         --------
   Total contract backlog                  $174,600         $143,300         $131,900
                                           ========         ========         ========

By business area:
   BMD                                     $ 78,600         $ 57,500         $ 55,300
   Other DoD                                 89,000           71,900           61,100
   Non-DoD                                    7,000           13,900           15,500
                                           --------         --------         --------
      Total contract backlog               $174,600         $143,300         $131,900
                                           ========         ========         ========

     The end of the year 12-month contract backlog, representing expected sales for the coming year on existing contracts and certain proposals, increased from $143.3 million in 2001 to $174.6 million in 2002, an increase of 22%. BMD contract backlog increased $21.1 million, or 37%, from 2001 to 2002, as the Company has continued to generate growth in its BMD business base through penetration of other BMD program elements. Other DoD contract backlog increased $17.1 million, or 24%, from 2001 to 2002. A portion of the increase in other DoD contract backlog is attributable to contract or task order awards on a variety of training, logistics, engineering and planning programs for the U.S. Army. Additionally, the Company experienced an increase in other DoD contract backlog on a variety of intelligence programs, as a result of the government's increased focus on intelligence stemming from the terrorist attacks of September 11. Non-DoD contract backlog decreased $6.9 million, or 50%, from 2001 to 2002, primarily due to the completion in 2002 of a range support services contract at NASA's Dryden Flight Research Center. Historically, the Company's end-of-year 12-month contract backlog has generally been indicative of its revenues in the following year. For example, year-end 12-month contract backlog as a percentage of the following year's sales was 88%, 96%, and 92%, in 2002, 2001, and 2000, respectively.

Liquidity and Capital Resources

Overview

    The Company's principal sources of capital for funding its operations are funds generated by ongoing business activities and proceeds from exercise of stock options and the issuance of common stock. These sources are augmented, as necessary, by borrowings under the Company's bank line of credit. The principal uses of capital are for the repurchase of preferred and common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

     U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company's contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company's liquidity and days sales outstanding (DSO).

     The Company's bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2004. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 29, 2002. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at December 29, 2002.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company's Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company's common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Generally, the Company's policy is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, during 1993 and 1994, the 40% reduction in the Company's staff level resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company's total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders' equity. As of December 29, 2002, the percentage of the Company's outstanding common stock held by former employees totaled approximately 3.9%.

     The policy of repurchasing all stockholdings of terminated employees was reinstated in 1997. In support of this policy the Board of Directors authorized the Company's Chief Executive Officer to issue, at his discretion, promissory notes to repurchase stock held by certain terminating employees. Such promissory notes are subordinated to borrowings under the bank line of credit. In addition to repurchasing the stockholdings of terminated employees, the Company has established and maintains a program that periodically permits the Company's stockholders to offer shares for sale to the Company. The Company's repurchase program, which is conducted on a quarterly basis, is a voluntary program on the part of the Company, and the Company's stockholders therefore have no right to compel the Company to repurchase any of the stockholders' shares. There can be no assurance that the Company will continue its voluntary repurchase program. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company's repurchase of its shares does not materially impair the Company's liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

Cash Flow Information

     During 2002, 2001, and 2000, the Company generated $16.5 million, $23.7 million, and $12.5 million, respectively, in cash from operations. The Company had non-cash compensation and benefit expenses of $4.4 million, $3.9 million, and $3.2 million, respectively, related to the Company's practice of issuing shares of common stock in connection with certain compensation and benefit plans (see Note 8 of the Consolidated Financial Statements). The Company expects to continue to follow this practice for the foreseeable future.

     During 2002, the Company used $1.6 million in cash for working capital, principally to fund an increase in accounts receivable. Although sales increased 18% from 2001 to 2002, accounts receivable did not increase at a commensurate rate, increasing only 17% from $27.2 million at December 30, 2001 to $31.9 million at December 29, 2002. During 2001, the Company generated $8.3 million in cash from working capital, principally due to the 17% decrease in accounts receivable. During 2000, the Company used $1.1 million in cash for working capital. The favorable working capital performance (relative to sales growth) is primarily a result of the reduction in average DSO from 76 days in 2000, to 69 days in 2001 and 64 days in 2002. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to further reduce, or maintain, its average DSO.

     Proceeds from the issuance of common stock totaled $4.7 million, $4.0 million and $2.4 million in 2002, 2001 and 2000, respectively. In addition, in 2000, the Company received non-recurring pre-tax proceeds of $4.8 million from the sale of its Raleigh Division.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of approximately 924,000, 1,277,000, and 693,000 common shares in 2002, 2001, and 2000, respectively, totaling $18.1 million, $19.4 million, and $8.9 million in 2002, 2001, and 2000, respectively. Of these totals, $3.5 million, $9.3 million, and $1.0 million were repurchased in exchange for promissory notes during 2002, 2001 and 2000, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $2.1 million, $1.4 million, and $1.1 million in 2002, 2001 and 2000, respectively. The remaining balances were repurchased for cash.

     In November 1994, the Company entered into a Stock Purchase Agreement with SAIC. Under the terms of the Agreement, between November 1994 and August 1996, SAIC purchased a total of 569,000 shares of the Company's redeemable preferred stock, at an aggregate price of $2.4 million. Beginning in May 1999, in connection with the quarterly stock repurchase program, the Company repurchased shares of the redeemable preferred stock held by SAIC. The Company repurchased approximately 224,000, 144,000, and 80,000 shares of preferred stock in 2002, 2001, and 2000, respectively, at a cost of $4.4 million, $2.4 million, and $1.0 million, respectively. As of December 29, 2002, the Company had repurchased all such outstanding shares of redeemable preferred stock.

     Approximately 57% of the Company's outstanding common stock is held by the Company's retirement plan. Congress is currently considering legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Enactment of such legislation may have a significant adverse effect on the Company's liquidity.

    Capital expenditures totaled $1.3 million, $1.9 million and $2.1 million in 2002, 2001 and 2000, respectively. The Company currently does not expect a significant change in its levels of capital expenditures.

    The Company had cash balances of $17.8 million as of December 29, 2002. Of this total, approximately $3.6 million is for funding of the Company's 2002 profit sharing and 401(k) matching contributions to the Company's retirement plan. This funding occurred in the first quarter of 2003. During 2002, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company's significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of December 29, 2002, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 29, 2002, contractual obligations are payable as follows:

                                                     Payments Due by Period
                                                     (amounts in thousands)
                                   -------------------------------------------------------------
                                    Total       Current    1-3 years   4-5 years   After 5 years
                                   -------      -------    ---------   ---------   -------------
Subordinated Promissory Notes      $10,353      $2,258      $ 6,370      $1,656      $   69
Operating Leases                    20,919       5,114       10,468       4,230       1,107
                                   -------      ------      -------      ------      ------
   Total Contractual Obligations   $31,272      $7,372      $16,838      $5,886      $1,176
                                   =======      ======      =======      ======      ======

Critical Accounting Policies

     The preceding discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and the valuation of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

     Revenue recognition - Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company's costs have been audited and settled with the government through the fiscal year ended December 31, 2000. For years in which the Company's costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     Valuation of long-lived assets - The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the acquired asset, or the Company's overall business strategy. The Company records an impairment charge when the carrying value of a long-lived asset exceeds the fair value of the asset.

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

Recent Accounting Pronouncements

     The Company adopted the following Statements of Financial Accounting Standards (SFAS) as of January 1, 2002: SFAS 141, which addresses accounting for acquired business using the purchase method of accounting; SFAS 142, which addressees accounting for acquired goodwill and other intangible assets; SFAS 143, which addresses accounting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs; and SFAS 144, which addresses the impairment or disposal of long-lived assets. Adoption of these standards did not have a material effect on the Company's financial position or results of operations.

     During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in December 2002, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. The Company is currently evaluating the liability recognition provisions of FIN 45 and has not yet determined the potential impact on its financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which are inherent in our financial instruments and which arise from transactions entered into in the normal course of business. The Company's current market risk exposure is primarily interest rate risk. The Company currently does not transact business in foreign currencies, does not purchase or sell commodities, and does not invest in equity instruments. Therefore, management believes that the Company does not have significant foreign currency exchange rate risk, commodity price risk, or equity price risk.

     The Company's exposure to interest rate risk relates primarily to the valuation of our investment portfolio, accounts receivable, and debt obligations, and to the computation of "facilities capital cost of money"
(FCCM). FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance.

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

     During 2002 the Company maintained an average DSO of 64 days. Moreover, at December 29, 2002, long-term accounts receivable (contract retentions) comprised approximately $1.4 million, or 5% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.

     The Company did not borrow on its bank line of credit during 2002, and does not anticipate the need to borrow on this line in the foreseeable future. The Company's only debt obligations as of December 29, 2002 are subordinated promissory notes issued in connection with the repurchase of common stock from certain shareholders. The principal balance of these subordinated promissory notes was $10.4 million at December 29, 2002. Because these notes bear variable interest rates, the fair value of the notes is not materially different.

   FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM factors.

Accordingly, in periods of declining interest rates, the Company's FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues.

     The Company does not believe that there is significant interest rate risk related to its investments, subordinated promissory notes and cost of money. Based on the principal balances as of December 29, 2002, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased interest expense to the Company of approximately $310,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company's FCCM rates, thereby mitigating the impact of the increased interest expense.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information Regarding Directors. The information under the caption "Election of Directors" appearing in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2003 (the "Proxy Statement") is incorporated herein by reference.

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

Equity Compensation Plan Information

                                                   December 29, 2002
                         ---------------------------------------------------------------------
                                                                          Number of securities
                                                                           remaining available
                                                                           for future issuance
                         Number of securities                                 under equity
                           to be issued upon        Weighted-average       compensation plans
                              exercise of          exercise price of      (excluding securities
                         outstanding options,     outstanding options,     reflected in column
                          warrants and rights     warrants and rights             (a))
    Plan category                 (a)                     (b)                      (c)
    -------------        --------------------     --------------------    ---------------------

Equity compensation
  plans approved by
  security holders            2,521,950                 $16.16                  6,583,388

Equity compensation
  plans not approved
  by security holders(1)             --                     --                    376,266
                              ---------                 ------                  ---------
Total                         2,521,950                 $16.16                  6,959,654
                              =========                 ======                  =========


------------

(1) The Company has a restricted stock compensation plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a "rabbi" trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of December 29, 2002, the Company had issued an aggregate of 123,734 shares under the plan, of which 48,128 were unvested.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


ITEM 14.       CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

Management has evaluated the Company's disclosure controls and procedures as of March 25, 2003 (a date within 90 days of the filing of this Annual Report on Form 10-K). Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

(b)            Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the aforementioned controls and procedures subsequent to March 25, 2003 (the date of their evaluation)

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report on Form 10-K:

      (1)   Financial Statements

                                                                                           Page
                                                                                           ----

REPORT OF INDEPENDENT ACCOUNTANTS ..........................................................28

FINANCIAL STATEMENTS

Consolidated Balance Sheet at December 31, 2002 and 2001....................................29

Consolidated Statement of Income for the three years in the period ended
   December 31, 2002........................................................................30

Consolidated Statement of Stockholders' Equity for the three years in the period ended December 31, 2002..............................................31

Consolidated Statement of Cash Flows for the three years in the period ended
   December 31, 2002........................................................................32

Notes to Consolidated Financial Statements..................................................33

               (2)    Financial Statement Schedules

                      All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

               (3) The exhibits listed in the accompanying Index to Exhibits at pages 42-43 are filed as part of this report on Form 10-K.

     (b)       Reports on Form 8-K.

               The Company filed no reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 27, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 21, 2003

CONSOLIDATED BALANCE SHEET
         at December 31

ASSETS                                                         2002             2001
                                                           ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                               $ 17,780,000     $ 10,303,000
   Short-term investments                                                      8,727,000
   Receivables, net                                          31,883,000       27,150,000
   Prepaid expenses                                             614,000          395,000
                                                           ------------     ------------
      TOTAL CURRENT ASSETS                                   50,277,000       46,575,000

EQUIPMENT AND IMPROVEMENTS, NET                               7,054,000        8,606,000
OTHER ASSETS                                                  2,033,000        1,971,000
                                                           ------------     ------------

         TOTAL ASSETS                                      $ 59,364,000     $ 57,152,000
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued compensation                                    $ 12,805,000     $ 10,596,000
   Accounts payable and other accrued expenses                7,757,000        5,977,000
   Current portion of subordinated notes payable              2,258,000        1,609,000
   Income taxes payable                                       1,454,000        2,049,000
   Deferred income taxes                                      1,327,000        1,013,000
                                                           ------------     ------------
      TOTAL CURRENT LIABILITIES                              25,601,000       21,244,000

SUBORDINATED NOTES PAYABLE                                    8,095,000        7,365,000
DEFERRED INCOME TAXES                                           666,000          812,000

COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE PREFERRED STOCK, $.01 par value;
   2,000,000 shares authorized; 0 and
   223,682 shares issued;
   liquidation preference of $0 and $872,000                                   4,053,000

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 25,000,000 shares
     authorized; 5,719,162 and 5,071,546 shares issued;
     4,795,213 and 5,071,546 shares outstanding                  57,000           50,000
   Additional paid-in capital                                35,559,000       24,655,000
   Retained earnings (accumulated deficit)                    7,534,000       (1,027,000)
   Treasury stock, at cost                                  (18,148,000)
                                                           ------------     ------------

         TOTAL STOCKHOLDERS' EQUITY                          25,002,000       23,678,000
                                                           ------------     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                             $ 59,364,000     $ 57,152,000
                                                           ============     ============


                   The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
          for the three years in the period ended December 31


                                                    2002              2001              2000
                                               -------------     -------------     -------------

SALES                                          $ 162,227,000     $ 137,586,000     $ 126,766,000
                                               -------------     -------------     -------------

COSTS AND EXPENSES:

   Labor costs and related benefits               85,336,000        71,496,000        65,840,000
   Subcontractor costs                            44,670,000        37,594,000        33,743,000
   Facility costs                                 11,094,000         9,400,000         9,284,000
   Travel and other                                6,337,000         5,320,000         4,681,000
                                               -------------     -------------     -------------

      TOTAL COSTS AND EXPENSES                   147,437,000       123,810,000       113,548,000
                                               -------------     -------------     -------------

INCOME FROM OPERATIONS                            14,790,000        13,776,000        13,218,000

INTEREST EXPENSE (INCOME), NET                       (49,000)         (228,000)         (275,000)
GAIN ON SALE OF RALEIGH DIVISION                                                       4,339,000
                                               -------------     -------------     -------------

INCOME BEFORE PROVISION FOR TAXES ON INCOME       14,839,000        14,004,000        17,832,000

PROVISION FOR TAXES ON INCOME                      5,936,000         5,602,000         7,133,000
                                               -------------     -------------     -------------

NET INCOME                                     $   8,903,000     $   8,402,000     $  10,699,000
                                               =============     =============     =============

BASIC EARNINGS PER SHARE                       $        1.76     $        1.54     $        1.65
                                               =============     =============     =============

DILUTED EARNINGS PER SHARE                     $        1.60     $        1.42     $        1.52
                                               =============     =============     =============


                  The accompanying notes are an integral part
                   of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            for the three years in the period ended December 31

                                                                                     Retained
                                         Common Stock              Additional        Earnings
                                 ----------------------------       Paid-in        (Accumulated      Treasury
                                   Shares           Amount          Capital           Deficit)         Stock            Total
                                 -----------     ------------     ------------     ------------     ------------     -----------

BALANCE AT DECEMBER 31, 1999       5,610,805     $     56,000     $ 18,439,000     $     54,000     $          0     $18,549,000

Issuance of common stock             622,542            6,000        5,704,000                                         5,710,000

Acquisition of treasury stock                                                                         (8,910,000)     (8,910,000)

Retirement of treasury stock        (693,269)          (7,000)      (3,941,000)      (4,962,000)       8,910,000

Accretion of redeemable
  preferred stock                                                                    (1,567,000)                      (1,567,000)

Tax benefit relating to
  stock plan                                                         1,127,000                                         1,127,000

Net income                                                                           10,699,000                       10,699,000
                                 -----------     ------------     ------------     ------------     ------------     -----------
BALANCE AT DECEMBER 31, 2000       5,540,078           55,000       21,329,000        4,224,000                0      25,608,000

Issuance of common stock             808,075            8,000        7,938,000                                         7,946,000

Acquisition of treasury stock                                                                        (19,415,000)    (19,415,000)

Retirement of treasury stock      (1,276,589)         (13,000)      (6,307,000)     (13,095,000)      19,415,000

Accretion of redeemable
  preferred stock                                                                      (558,000)                        (558,000)

Tax benefit relating to
  stock plan                                                         1,695,000                                         1,695,000

Net income                                                                            8,402,000                        8,402,000
                                 -----------     ------------     ------------     ------------     ------------     -----------
BALANCE AT DECEMBER 31, 2001       5,071,564           50,000       24,655,000       (1,027,000)               0      23,678,000

Issuance of common stock             647,598            7,000        9,129,000                                         9,136,000

Acquisition of treasury stock                                                                        (18,148,000)    (18,148,000)

Accretion of redeemable
  preferred stock                                                                      (342,000)                        (342,000)

Tax benefit relating to
  stock plan                                                         1,775,000                                         1,775,000

Net income                                                                            8,903,000                        8,903,000
                                 -----------     ------------     ------------     ------------     ------------     -----------
BALANCE AT DECEMBER 31, 2002       5,719,162     $     57,000     $ 35,559,000     $  7,534,000     $(18,148,000)    $25,002,000
                                 ===========     ============     ============     ============     ============     ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
            for the three years in the period ended December 31

                                                                    2002             2001             2000
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  8,903,000     $  8,402,000     $ 10,699,000
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                2,107,000        2,099,000        2,011,000
      Loss on disposition of equipment                               744,000          175,000          596,000
      Stock-based compensation and benefits                        4,419,000        3,910,000        3,163,000
      Tax benefit relating to stock plan                           1,775,000        1,695,000        1,127,000
      Deferred income taxes                                          168,000         (848,000)         286,000
      Gain on sale of Raleigh Division                                                              (4,339,000)
      Change in assets and liabilities:
         Receivables, net                                         (4,733,000)       5,549,000       (2,289,000)
         Prepaid expenses                                           (219,000)         304,000         (154,000)
         Other assets                                                (62,000)          92,000         (159,000)
         Accrued compensation                                      2,209,000        2,955,000        1,155,000
         Accounts payable and other accrued expenses               1,780,000       (1,524,000)        (245,000)
         Income taxes payable                                       (595,000)         938,000          641,000
                                                                ------------     ------------     ------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                16,496,000       23,747,000       12,492,000
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments                     8,727,000       (8,727,000)
   Proceeds from sale of Raleigh Division                                                            4,800,000
   Purchases of equipment and improvements                        (1,299,000)      (1,881,000)      (2,060,000)
                                                                ------------     ------------     ------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       7,428,000      (10,608,000)       2,740,000
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of preferred stock                                  (4,395,000)      (2,412,000)      (1,024,000)
   Proceeds from issuance of common stock                          4,717,000        4,037,000        2,411,000
   Purchases of treasury stock                                   (14,698,000)     (10,121,000)      (7,824,000)
   Repayments under credit agreement                                                                  (951,000)
   Principal payments on subordinated notes payable               (2,071,000)      (1,422,000)      (1,081,000)
                                                                ------------     ------------     ------------

         NET CASH USED IN FINANCING ACTIVITIES                   (16,447,000)      (9,918,000)      (8,469,000)
                                                                ------------     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          7,477,000        3,221,000        6,763,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    10,303,000        7,082,000          319,000
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 17,780,000     $ 10,303,000     $  7,082,000
                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
      Interest                                                  $    246,000     $    338,000     $    115,000
                                                                ============     ============     ============
      Income taxes                                              $  4,623,000     $  3,885,000     $  5,383,000
                                                                ============     ============     ============
   Non-cash investing and financing activities:
      Issuance of subordinated notes payable in connection
      with purchases of treasury stock                          $  3,450,000     $  9,295,000     $    950,000
                                                                ============     ============     ============


                  The accompanying notes are an integral part
                   of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A) DESCRIPTION OF BUSINESS - SPARTA, Inc. ("the Company"), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

B) PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

C) USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and the valuation of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     REVENUE RECOGNITION - Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company's costs have been audited and settled with the government through the fiscal year ended December 31, 2000. For years in which the Company's costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     VALUATION OF LONG-LIVED ASSETS - The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the acquired asset, or the Company's overall business strategy. The Company records an impairment charge when the carrying cost of the long-lived asset exceeds the fair value of the asset.

D) FISCAL YEAR - The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company's last three fiscal years ended on December 29, 2002, December 30, 2001, and December 31, 2000, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2002, 2001 and 2000.

E) EQUIPMENT AND IMPROVEMENTS - Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms.

F) INCOME TAXES - The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

G) CASH AND CASH EQUIVALENTS - For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H) SHORT-TERM INVESTMENTS - Short-term investments include highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company's intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet.

I) REDEEMABLE PREFERRED STOCK - Redeemable preferred stock activity for the periods indicated is as follows:

                                        Shares         Amount
                                      ----------     -----------
        Balance, December 31, 1999       447,378     $ 5,364,000
        Redemption                       (79,598)     (1,024,000)
        Accretion                                      1,567,000
                                      ----------     -----------
        Balance, December 31, 2000       367,780       5,907,000

        Redemption                      (144,098)     (2,412,000)
        Accretion                                        558,000
                                      ----------     -----------
        Balance, December 31, 2001       223,682       4,053,000
        Redemption                      (223,682)     (4,395,000)
        Accretion                                        342,000
                                      ----------     -----------
        Balance, December 31, 2002             0     $         0
                                      ==========     ===========

     During 2002, the Company repurchased all of the remaining outstanding shares of redeemable preferred stock. Prior to the redemption of the remaining shares of redeemable preferred stock, the Company was required to repurchase such shares at the holder's option, based on the Company's common stock price. Accordingly, shares of redeemable preferred stock are recorded in the consolidated balance sheet at accreted value. Shares of redeemable preferred stock are automatically converted to shares of the Company's common stock under certain conditions. Holders of redeemable preferred stock do not have voting rights or dividend preference rights.

     The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $8,023,000, $7,993,0000 and $10,910,000 for the years ended 2002, 2001 and 2000 respectively. The amounts received under such agreements were $825,000, $486,000 and $392,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's accounts payable to and accounts receivable balances from the preferred stockholder were $473,000 and $346,000, respectively, at December 31, 2002, and $756,000 and $142,000, respectively, at December 31, 2001.

J) TREASURY STOCK - Treasury stock is shown at cost, and at December 31, 2002 consists of 923,949 shares of common stock. All treasury stock acquired in 2001 and 2000 were retired as of the end of the respective year. Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value), and is evaluated annually by an independent valuation firm. The stock prices and valuation dates were as follows:

                       2002      2001      2000
                      ------    ------    ------
        January 21    $19.20    $15.71    $12.55
        April 21       20.56     16.49     12.97
        July 21        20.50     17.41     14.76
        October 21     20.43     18.12     16.06

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

             2002                 Income        Shares       EPS
             ----             ------------     ---------    -----
        Net income            $  8,903,000
        Less accretion            (342,000)
                              ------------
        Basic EPS                8,561,000     4,863,209    $1.76
                                                            =====
        Dilutive effect:
          Stock options                          387,846
          Restricted stock                        90,024
                              ------------     ---------
        Diluted EPS           $  8,561,000     5,341,079    $1.60
                              ============     =========    =====

             2001                 Income        Shares       EPS
             ----             ------------     ---------    -----
        Net income            $  8,402,000
        Less accretion            (682,000)
                              ------------
        Basic EPS                7,720,000     4,997,912    $1.54
                                                            =====
        Dilutive effect:
          Stock options                          357,393
          Restricted stock                        95,150
                              ------------     ---------
        Diluted EPS           $  7,720,000     5,450,455    $1.42
                              ============     =========    =====

             2000                 Income        Shares       EPS
             ----             ------------     ---------    -----
        Net income            $ 10,699,000
        Less accretion          (1,567,000)
                              ------------
        Basic EPS                9,132,000     5,518,521    $1.65
                                                            =====
        Dilutive effect:
          Stock options                          368,534
          Restricted stock                       108,168
                              ------------     ---------
        Diluted EPS           $  9,132,000     5,995,223    $1.52
                              ============     =========    =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

M) ACCOUNTING FOR STOCK-BASED COMPENSATION - The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income and net income per share would have been reduced to the pro forma amounts in the following table.

                                       2002             2001            2000
                                    -----------     -----------     ------------
Net income
 As reported                        $ 8,903,000     $ 8,402,000     $10,699,000
 Add after-tax stock-based
  compensation expense
  included in determining net
  income                                743,000         645,000         619,000
 Deduct after-tax stock-based
  compensation expense as if
  the fair value method had been
  used                               (1,640,000)     (1,285,000)     (2,666,000)
                                    -----------     -----------     -----------
 Pro forma net income               $ 8,006,000     $ 7,762,000     $ 8,652,000
                                    ===========     ===========     ===========

Basic EPS
 As reported                        $      1.76     $      1.54    $       1.65
 Pro forma                                 1.65            1.42            1.57

Diluted EPS
 As reported                               1.60            1.42            1.52
 Pro forma                                 1.50            1.30            1.44


N) NEW ACCOUNTING STANDARDS - The Company adopted the following Statements of Financial Accounting Standards (SFAS) as of January 1, 2002: SFAS 141, which addresses accounting for acquired business using the purchase method of accounting; SFAS 142, which addressees accounting for acquired goodwill and other intangible assets; SFAS 143, which addresses accounting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs; and SFAS 144, which addresses the impairment or disposal of long-lived assets. Adoption of these standards did not have a material effect on the Company's financial position or results of operations.

     During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in December 2002, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. The Company is currently evaluating the liability recognition provisions of FIN 45 and has not yet determined the potential impact on its financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. The Company does not expect the adoption of these statements to have a material effect on the Company's financial position or results of operations.

------------------------

NOTE 2 - RECEIVABLES

Receivables are comprised as follows:

                        2002              2001
                    -----------        -----------
Billed              $18,089,000        $ 9,938,000
Unbilled             13,794,000         17,212,000
                    -----------        -----------
                    $31,883,000        $27,150,000
                    ===========        ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Claimed costs associated with terminated contracts, costs incurred in advance of contract funding and estimated award fees, included in unbilled receivables, amounted to $3,284,000 and $3,283,000 at December 31, 2002 and 2001,
respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

Contract retentions of $1,443,000 and $1,415,000 in 2002 and 2001, respectively, are included in other assets.

-----------------------------

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements are comprised as follows:

                             2002            2001
                          -----------     -----------
Computer equipment
  including purchased
  software                $ 9,243,000     $ 9,115,000
Office furniture and
  equipment                 5,500,000       5,802,000
Leasehold improvements      2,284,000       2,276,000
                          -----------     -----------
                           17,027,000      17,193,000
Less accumulated
  depreciation and
  amortization             (9,973,000)     (8,587,000)
                          -----------     -----------
                          $ 7,054,000     $ 8,606,000
                          ===========     ===========


-----------------------------

NOTE 4 - ACCRUED COMPENSATION

Accrued compensation is comprised as follows:

                                        2002           2001
                                    -----------    -----------
Accrued bonus payable               $ 3,653,000    $ 3,135,000
Accrued profit sharing                3,635,000      2,956,000
Accrued payroll                       5,517,000      4,505,000
                                    -----------    -----------
                                    $12,805,000    $10,596,000
                                    ===========    ===========


-----------------------------

NOTE 5 - NOTES PAYABLE

At December 31, 2002, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 1, 2004. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (4.25% at December 31, 2002). The line of credit agreement prohibits the payment of dividends by the Company without the bank's prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 2002. There were no outstanding borrowings under the line of credit as of December 31, 2002 or 2001.

At December 31, 2002 and 2001, the Company had outstanding unsecured notes payable arising from repurchases of the Company's stock from terminated employees. The notes were issued with original terms ranging from three to seven years, and mature in varying amounts through 2009. Such notes are subordinated to borrowings under the bank line of credit. The subordinated notes payable accrue interest at the lesser of the prime rate, the Federal Reserve discount rate (0.75% at December 31, 2002) or 10%.

                                             2002            2001
                                        ------------     -----------
Subordinated notes payable              $ 10,353,000     $ 8,974,000
Less: Current portion                     (2,258,000)     (1,609,000)
                                        ------------     -----------
                                        $  8,095,000     $ 7,365,000
                                        ============     ===========

The maturities of subordinated notes payable during each fiscal year are as follows: 2003 - $2,258,000, 2004 - $2,302,000, 2005 - $2,250,000, 2006 -
$1,819,000, 2007 - 1,219,000 and thereafter - $505,000.


-----------------------------

NOTE 6 - INCOME TAXES

The provision (benefit) for taxes on income is as follows:

                                     2002            2001           2000
                                 -----------     -----------     ----------
Current:
   Federal                       $ 3,162,000     $ 3,844,000     $4,675,000
   State                             831,000         911,000      1,045,000
                                 -----------     -----------     ----------
                                   3,993,000       4,755,000      5,720,000
                                 -----------     -----------     ----------
Deferred:
   Federal                           145,000        (718,000)       236,000
   State                              23,000        (130,000)        50,000
                                 -----------     -----------     ----------
                                     168,000        (848,000)       286,000
                                 -----------     -----------     ----------
Exercise of stock options
not treated as a reduction of
income tax expense                 1,775,000       1,695,000      1,127,000
                                 -----------     -----------     ----------
                                 $ 5,936,000     $ 5,602,000     $7,133,000
                                 ===========     ===========     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax (liabilities) assets are comprised of the following:

                                         2002           2001
                                     -----------     -----------
Accelerated depreciation             $  (773,000)    $(1,006,000)
Unbilled accounts receivable          (2,260,000)     (1,806,000)
Reserves                                 268,000         248,000
Accrued compensation and benefits        561,000         428,000
Other                                    211,000         311,000
                                     -----------     -----------
                                     $(1,993,000)    $(1,825,000)
                                     ===========     ===========

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                    2002          2001          2000
                                 ----------    ----------    ----------
Provision for income taxes at
 statutory rate                  $5,045,000    $4,878,000    $6,241,000
State income taxes, net of
 federal benefit                    705,000       612,000       837,000
Other                               186,000       112,000        55,000
                                 ----------    ----------    ----------
                                 $5,936,000    $5,602,000    $7,133,000
                                 ==========    ==========    ==========

The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital.

-----------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases was $5,606,000, $5,060,000 and $4,494,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease commitments under non-cancelable operating leases at December 31, 2002 are as follows:

              Fiscal             Lease
            Year Ending        Commitment
            -----------        -----------
               2003            $ 5,114,000
               2004              3,864,000
               2005              3,413,000
               2006              3,191,000
               2007              2,719,000
            Thereafter           2,618,000
                               -----------
                               $20,919,000
                               ===========

The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock purchased. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2002 and 2001, there were no such loans outstanding under this arrangement.

The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company's financial position, results of operations, or cash flows.

-----------------------------

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

Activity during the years ended December 31, 2002, 2001 and 2000 under the plan was as follows:

                                      Weighted
                                      Average
                                      Exercise
                                       Price        Total
                          Number        per         Option
                        of Shares      Share        Value
                        ----------    --------   ------------
December 31, 1999        1,860,769     $ 8.09    $ 15,061,000
Granted                    770,443      14.23      10,961,000
Forfeited or expired      (151,407)     10.98      (1,663,000)
Exercised                 (373,290)      5.84      (2,180,000)
                        ----------     ------    ------------

December 31, 2000        2,106,515      10.53      22,179,000
Granted                    900,487      16.91      15,230,000
Forfeited or expired      (125,320)     12.92      (1,619,000)
Exercised                 (564,282)      6.96      (3,928,000)
                        ----------     ------    ------------

December 31, 2001        2,317,400      13.75      31,862,000
Granted                    826,659      20.01      16,543,000
Forfeited or expired      (207,682)     15.03      (3,121,000)
Exercised                 (412,694)     10.87      (4,487,000)
                        ----------     ------    ------------
December 31, 2002        2,523,683     $16.16    $ 40,797,000
                        ==========     ======    ============

Options for 612,576, 384,707 and 622,001 shares were exercisable at December 31, 2002, 2001 and 2000, respectively.

The following information applies to options outstanding at December 31, 2002:

       Options outstanding at December 31, 2002
--------------------------------------------------------
                                              Weighted-
                                 Weighted-     Average
    Range                        Average      Remaining
 Of Exercise       Number        Exercise    Contractual
    Prices       Outstanding      Price         Life
 -----------     -----------     ---------   -----------
$ 8.54-$12.67       615,346       $11.21       1 Years
$14.46-$17.54     1,166,360       $16.31       3 Years
$19.00-$20.52       740,244       $20.05       4 Years

There have been no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital.

In order to compute the pro forma disclosures of the impact on net income of accounting for stock options in accordance with SFAS 123 (see Note 1(m)), the fair value of each option is estimated at the time of grant as its minimum value. The minimum value is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 4.0%, 5.0% and 7.3% for 2002, 2001 and 2000 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $2.91, $3.00 and $3.01, respectively.

As of December 31, 2002, 2001 and 2000, 6,583,388, 7,410,047, and 8,310,534
shares, respectively, were reserved for future issuance under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of common stock which become fully vested over five years. Shares are forfeited if the participant leaves the Company prior to vesting. During 2002, 7,292 shares of restricted stock were granted at a price of $19.20 per share. During 2001, 8,274 shares of restricted stock were granted at a price of $15.71 per share. During 2000, 11,952 shares of restricted stock were granted at a price of $12.55 per share. The Company recognized compensation expense of $142,000, $144,000, and $124,000 in 2002, 2001 and 2000, respectively.

The Company pays a portion of its annual bonuses in the form of common stock. For the years ended December 31, 2002, 2001 and 2000, stock bonuses of $1,096,000, $931,000, and $908,000 were earned and charged to expense. Annual bonuses are generally paid in the first quarter of the subsequent year. For the years ended December 31, 2002, 2001 and 2000, 48,474, 57,766, and 54,974 shares, totaling $931,000, $908,000, and $690,000, respectively, were issued under the bonus plan.

The Company has a defined contribution profit sharing plan for certain eligible employees. The Company's discretionary contributions to this plan for the years ended December 31, 2002, 2001 and 2000 were $6,443,000, $5,401,000, and
$4,739,000, respectively. A portion of the contributions to the plan was in the form of common stock. For the years ended December 31, 2002, 2001 and 2000, 161,163, 163,787, and 169,789 shares, totaling $3,219,000, $2,738,000, and
$2,333,000, respectively, were contributed to the plan.

The Company also offers certain eligible employees the option to contribute to a deferred compensation 401(k) plan. The Company makes a discretionary matching contribution of Company stock. For the years ended December 31, 2002, 2001 and 2000, 13,068, 13,966, and 9,745 shares, totaling $265,000, $237,000, and
$173,000 respectively, were contributed to the plan.

-----------------------------

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)
(amounts in thousands, except per share amounts)

                                 First       Second        Third       Fourth
           2002                 Quarter      Quarter      Quarter      Quarter
           ----                 -------      -------      -------      -------
Sales                           $35,928      $40,746      $42,911      $42,642
Costs and expenses               32,515       36,791       39,411       38,671
Income tax                        1,365        1,582        1,400        1,589
                                -------      -------      -------      -------
Net income                      $ 2,048      $ 2,373      $ 2,100      $ 2,382
                                -------      -------      -------      -------
Basic earnings per share        $  0.38      $  0.45      $  0.43      $  0.49
                                -------      -------      -------      -------
Diluted earnings per share      $  0.35      $  0.41      $  0.39      $  0.45
                                -------      -------      -------      -------

                                 First       Second        Third       Fourth
           2001                 Quarter      Quarter      Quarter      Quarter
           ----                 -------      -------      -------      -------
Sales                           $31,394      $33,793      $34,819      $37,580
Costs and expenses               28,119       30,524       30,982       33,957
Income tax                        1,310        1,308        1,534        1,450
                                -------      -------      -------      -------
Net income                      $ 1,965      $ 1,961      $ 2,303      $ 2,173
                                -------      -------      -------      -------
Basic earnings per share        $  0.37      $  0.32      $  0.39      $  0.41
                                -------      -------      -------      -------
Diluted earnings per share      $  0.34      $  0.30      $  0.36      $  0.37
                                -------      -------      -------      -------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 SPARTA, Inc.


                                                 By:  /s/ Robert C. Sepucha
                                                      --------------------------
                                                      Robert C. Sepucha, Chief
                                                      Executive Officer

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

          Signature                                  Title                                  Date
          ---------                                  -----                                  ----

     /s/ Wayne R. Winton                Chairman of the Board and Director              March 28, 2003
-----------------------------
Wayne R. Winton


     /s/ Robert C. Sepucha              Director                                        March 28, 2003
-----------------------------
Robert C. Sepucha


     /s/ R. Steve McCarter              Director                                        March 28, 2003
-----------------------------
R. Steve McCarter


     /s/ Carl T. Case                   Director                                        March 28, 2003
-----------------------------
Carl T. Case


     /s/ John O. Carroll                Director                                        March 28, 2003
-----------------------------
John O. Carroll


     /s/ William E. Cook                Director                                        March 28, 2003
-----------------------------
William E. Cook


     /s/ Rockell N. Hankin              Director                                        March 28, 2003
-----------------------------
Rockell N. Hankin


     /s/ Roy J. Nichols                 Director                                        March 28, 2003
-----------------------------
Roy J. Nichols


     /s/ John L. Piotrowski             Director                                        March 28, 2003
-----------------------------
John L. Piotrowski


     /s/ Gerald A. Zionic               Director                                        March 28, 2003
-----------------------------
Gerald A. Zionic


     /s/ David E. Schreiman             Chief Financial Officer                         March 28, 2003
-----------------------------           (Principal Accounting Officer)
David E. Schreiman

                                  CERTIFICATION

I, Robert C. Sepucha, certify that:

1.   I have reviewed this annual report on Form 10-K of SPARTA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003


/s/ Robert C. Sepucha
---------------------------
Robert C. Sepucha
Chief Executive Officer

                                  CERTIFICATION

I, David E. Schreiman, certify that:

1.   I have reviewed this annual report on Form 10-K of SPARTA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003


/s/ David E. Schreiman
---------------------------
David E. Schreiman
Chief Financial Officer

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

10.3(1)    Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)    Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.13(2) Agreement dated June 25, 1992 between the Company and Union Bank, as amended

10.14(3) Stock Purchase Agreement dated November 18, 1994 between the Company and Science Applications International Corporation

10.15(4) Fifth Amended and Restated Loan Agreement, dated July 2, 1999, between the Company and Union Bank, as amended

10.16(5)   1987 SPARTA, Inc. Nonqualified Stock Option Plan, as amended

10.17(6) Second Amendment to Office Lease, dated August 20, 1997, relating to the Company's Laguna Hills, California Facility

10.18(7)   1997 Stock Plan

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

10.21(8)   Advisory Services Agreement dated May 5, 2000 between the Company and
           Signalscape, Inc.

10.22(8)   Security Agreement dated May 5, 2000 between the Company and
           Signalscape, Inc.

10.23(8)   Software License Agreement dated May 5, 2000 between the Company and
           Signalscape, Inc.

10.24(8) Trademark Assignment Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.25(9)   SPARTA, Inc. Stock Compensation Plan

10.26(9)   SPARTA, Inc. Stock Compensation Plan Trust

10.27(10)  First Amended and Restated Loan Agreement dated June 14, 2002, between the Company and Union Bank of California, N.A.

10.28(10)  Commercial Promissory Note dated June 14, 2002, between the Company and Union Bank of California, N.A

10.29(10)  Security Agreement dated June 14, 2002, between the Company and Union
           Bank of California, N.A.

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

---------------

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

(9) Incorporated herein by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

(10) Incorporated herein by reference to the exhibit of the same number contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.