Form 10-Q
period 2003-03-30
SPARTA INC /DE
filed 2003-05-13
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

As of March 30, 2003, the registrant had 4,987,432 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 30, 2003

INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K
Signature
Certifications

PART I

Item 1      Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,187,000	$17,780,000
Short-term investments	1,000,000	—
Receivables, net	32,603,000	31,883,000
Prepaid expenses	987,000	614,000

Total current assets	46,777,000	50,277,000
Equipment and improvements, net	6,803,000	7,054,000
Other assets	1,971,000	2,033,000

Total Assets	$55,551,000	$59,364,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$7,035,000	$12,805,000
Accounts payable and other accrued expenses	5,521,000	7,757,000
Current portion of subordinated notes payable	2,483,000	2,258,000
Income taxes payable	1,911,000	1,454,000
Deferred income taxes	1,327,000	1,327,000

Total current liabilities	18,277,000	25,601,000
Subordinated notes payable	7,487,000	8,095,000
Deferred income taxes	666,000	666,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 6,065,769 and 5,719,162 shares issued; 4,987,432 and 4,795,213 shares outstanding	61,000	57,000
Additional paid-in capital	40,462,000	35,559,000
Retained earnings	10,047,000	7,534,000
Treasury stock, at cost	(21,449,000)	(18,148,000)

Total stockholders’ equity	29,121,000	25,002,000

Total Liabilities and Stockholders’ Equity	$55,551,000	$59,364,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,

	2003	2002

Sales	$47,148,000	$35,928,000

Costs and expenses:
Labor costs and related benefits	24,412,000	20,592,000
Subcontractor & other costs	14,572,000	8,321,000
Facility costs	2,474,000	2,569,000
Travel and other	1,500,000	1,057,000

Total costs and expenses	42,958,000	32,539,000

Income from operations	4,190,000	3,389,000
Interest expense (income), net	2,000	(24,000)

Income before provision for taxes on income	4,188,000	3,413,000
Provision for taxes on income	1,675,000	1,365,000

Net income	$2,513,000	$2,048,000

Basic earnings per share	$0.51	$0.38

Diluted earnings per share	$0.47	$0.35

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,513,000	$2,048,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470,000	538,000
Loss on sale of equipment	—	4,000
Stock-based compensation	2,338,000	2,091,000
Tax benefit relating to stock plan	721,000	787,000
Changes in assets and liabilities:
Receivables, net	(720,000)	(2,075,000)
Prepaid expenses	(373,000)	(339,000)
Other assets	62,000	22,000
Accrued compensation	(5,770,000)	(5,056,000)
Accounts payable and other accrued expenses	(2,236,000)	80,000
Income taxes payable	457,000	18,000

Net cash provided by (used for) operating activities	(2,538,000)	(1,882,000)

Cash flows from investing activities:
Purchase of equipment and improvements	(219,000)	(295,000)
Purchase of short-term investments	(1,000,000)
Proceeds from sale of short-term investments		6,456,000

Net cash provided by (used for) investing activities	(1,219,000)	6,161,000

Cash flows from financing activities:
Proceeds from issuance of stock	1,848,000	1,336,000
Redemption of preferred stock	—	(1,000,000)
Cash purchases of treasury stock	(3,118,000)	(4,520,000)
Principal payments on subordinated notes payable	(566,000)	(431,000)

Net cash provided by (used for) financing activities	(1,836,000)	(4,615,000)

Net decrease in cash	(5,593,000)	(336,000)
Cash and cash equivalents at beginning of period	17,780,000	10,303,000

Cash and cash equivalents at end of period	$12,187,000	$9,967,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$64,000	$55,000
Income taxes	$548,000	$577,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$183,000	$3,450,000

The accompanying notes are an integral part of these consolidated financial statements

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

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 29, 2002, its first quarter ended March 30, 2003, and its corresponding first quarter last year ended on March 31, 2002. To aid the reader of the financial statements, the year-end has been presented as December 31, 2002 and the three-month period ends have been presented as March 31, 2003 and March 31, 2002.

     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2003 and March 31, 2002 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C – Computation of Earnings Per Share

	Three months ended March 31,

	2003	2002

Basic EPS
Net income	$2,513,000	$2,048,000
Accretion adjustment		(182,000)

	$2,513,000	$1,866,000

Shares outstanding	4,946,425	4,958,553
Per share amounts	$0.51	$0.38

Dilutied EPS
Net income	$2,513,000	$2,048,000
Accretion adjustment	—	(182,000)

	$2,513,000	$1,866,000

Shares outstanding	4,946,425	4,958,553
Stock options	313,134	333,512
Restricted stock	73,887	90,327

	5,333,446	5,382,392
Per share amounts	$0.47	$0.35

Note D – Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	Three months ended March 31,

	2003	2002

Net income
As reported	$2,513,000	$2,048,000
Add after-tax stock-based compensation expense included in determining net income	184,000	76,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(479,000)	(285,000)

Pro forma net income	$2,218,000	$1,839,000

Basic EPS
As reported	$0.51	$0.38
Pro forma	0.45	0.37
Diluted EPS
As reported	0.47	0.35
Pro forma	0.42	0.34

Note E – Treasury Stock

     Treasury stock is shown at cost, and consisted of 1,078,816 shares and 923,949 shares of common stock at March 31, 2003 and December 31, 2002, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value), and is evaluated annually by an independent valuation firm.

Note F – New Accounting Standards

     The Company adopted the following Statements of Financial Accounting Standards (SFAS) as of January 1, 2002: SFAS 141, which addresses accounting for acquired business using the purchase method of accounting; SFAS 142, which addressees accounting for acquired goodwill and other intangible assets; SFAS 143, which addresses accounting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs; and SFAS 144, which addresses the impairment or disposal of long-lived assets. Adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

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

     In January 2003, the Company adopted FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. Adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. Adoption of these statements did not have a material effect on the Company’s financial position or results of operations

     In April 2003, the Company adopted SFAS 149, which amends and clarifies accounting guidance on derivative instruments and hedging activities. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position or results of operations

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present certain key operating data for the periods indicated:

	Operating Results

	(amounts in thousands, except percentages)

	Three months ended March 31,

	2003	2002

Sales	$47,147	$35,928
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	45%	41%
Non BMD Dept of Defense (“DoD”)	51%	49%
Non-DoD	4%	10%
Gross profit (1)	$4,338	$3,513
Gross profit as a % of costs (1)	10.1%	10.8%
Income from operations	$4,190	$3,389
Net income	$2,513	$2,048

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands) :

	Three months ended March 31,

	2003	2002

Gross profit	$4,338	$3,513
Less unallowable expenses	(148)	(124)

Income from Operations	$4,190	$3,389

     The Company’s contract revenues for the three-month period ended March 31, 2003 increased 31%, from $35.9 million for the first quarter of 2002 to $47.2 million for the first quarter of 2003. BMD revenues increased 44%, from $14.7 million for the three-month period ended March 31, 2002 to $21.2 million for the corresponding period in 2003. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Revenue on other DoD programs increased 37%, from $17.6 million during the first quarter of 2002 to $24.1 million for the first quarter of 2003, primarily due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Non-DoD sales decreased 48% during the first quarter, from $3.6 million as of March 2002 to $1.9 million as of March 2003, due to the completion in July 2002 of a contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center.

     The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses, as well as interest income and interest expense. Management considers gross profit, and the gross profit rate (gross profit as a percentage of contract costs), to be key measures of the Company’s contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance.

     The gross profit rate (gross profit as a percentage of contract costs) decreased from 10.8% in the first quarter of 2002 to 10.1% in first quarter of 2003. The decline in the gross profit rate is primarily attributable to contract mix. Revenue on BMD programs increased from 41% of total first quarter sales in 2002 to 45% in 2003. The gross profit rate on many of the Company’s BMD programs tends to be lower than on other programs, and subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs. In addition, the Company generally earns a higher profit rate on firm fixed price composite production contracts, due to the greater risk associated with such contracts. However, due to faster growth rates in other business areas, such contracts comprised a lower percentage of total year-to-date revenue as of March 2003, falling from 4.9% of total revenue in 2002 to 3.1% in 2003.

     As a percentage of total revenue, labor and benefits costs decreased from 57.3% at the end of the first quarter of 2002 to 51.8% at of the end of the first quarter of 2003, while during this same period, subcontractor costs increased from 23.2% to 30.9% of total revenue. As noted in the preceding paragraph, subcontractors comprise a significant portion of the work effort on many BMD programs. Because revenues on BMD programs comprised a higher percentage of total revenues in the first quarter of 2003 than in the corresponding period in 2002, the percentage of revenues derived from subcontractor costs increased as well. Facility costs decreased from 7.2% to 5.2% of total revenue, primarily because of the noted increase in subcontractor costs.

     The Company incurred net interest expense during the first quarter of 2003, compared with net interest income during the first quarter of 2002, primarily due to the timing of cash receipts. During the first quarter of 2003, the Company had cash receipts totaling $46.0 million, an increase of $12.0 million over the corresponding period in 2002. However, during 2003, a higher proportion of the total quarterly receipts was received in March, and therefore was not invested in interest-bearing instruments for much of the quarter. Both the Company’s investments in cash equivalents and short term investments and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2002 to 2003 had a minimal effect on net interest.

     The Company’s effective income tax rate was 40% during the first quarter of 2003 and 2002.

Backlog

     Although the Company’s backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. Moreover, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and results of operations.

     The following table compares the Company’s 12-month contract backlog as of the dates indicated:

	12-Month Contract Backlog

	(amounts in thousands)

	March 31,	December 31,	March 31,

	2003	2002	2002

Funded	$84,500	$60,500	$55,600
Unfunded	95,700	114,100	95,700

Total contract backlog	$180,200	$174,600	$151,300

By business area:
BMD	$86,200	$78,600	$65,100
Other DoD	87,600	89,000	74,100
Non-DoD	6,400	7,000	12,100

Total contract backlog	$180,200	$174,600	$151,300

     The 12-month contract backlog, representing expected sales over the next twelve months on existing contracts and certain proposals, increased from $174.6 million at the end of 2002 to $180.2 million as of March 31, 2003, an increase of 3%. BMD contract backlog increased $7.6 million, or 10%, during the first three months of 2003, as the Company has continued to generate growth in its BMD business base, both through increased level-of-effort in certain of the Company’s existing BMD program areas, and through penetration of other BMD program elements. Other DoD and non-DoD contract backlog decreased $1.4 million and $0.6 million during the first three months of 2003, decreases of 2% and 9%, respectively.

     During the first quarter of 2003, the Company had five significant competitive contract/task-order wins and one competitive contract loss. The Composite Products Operation (CPO) was notified by the Lockheed-Martin Joint Venture, that the United Kingdom, New Zealand and Australia have decided to purchase the Javelin missile. This is expected to result in additional Javelin orders for CPO totaling approximately $8 million over one year. As a subcontractor to Mayflower Vehicle Systems, PLC, CPO also won an award from Ford Motor Co. for composite parts for its limited edition GT vehicle. The value of this subcontract is $7.5 million over three years.

     As a subcontractor to Computer Sciences Corporation, the Advanced Systems Technology Operation (ASTO) won a competitive award from the Missile Defense Agency Program Integration Directorate. SPARTA’s portion is expected to total approximately $5.9 million over four years. The Technical and Acquisition Support Operation (TASO) won the Targeting Range Hardware and Service Support contract from the Army Training and Doctrine Command. This is a task-order contract with an $83 million ceiling. TASO expects to generate $6.5 million of sales per year over a five-year period.

     The Information System Security Operation (ISSO), as a subcontractor to Northrop Grumman, won the Department of Defense Information Technology Certification and Accreditation Process program. The value of this subcontract is estimated at approximately $1.9 million over two years. Finally, ISSO, as a subcontractor to Northrop Grumman, lost the Information Assurance Mission Attainment Contract. This contract had a value to SPARTA of $20 million over five years.

     During 2002, one of the Company’s competitors protested an award to the Company of a $37 million, five-year contract. As a result of the protest, the contracting agency placed a stop work order on the award, pending a U.S. General Accounting Office (GAO) decision on the protest. Subsequently, the

GAO sustained the protest based on the inappropriate treatment of uncompensated overtime in the protestor’s bid and lack of documented analysis on the cost/technical trade-off, and remanded the solicitation to the contracting agency for re-evaluation of source selection criteria. During the first quarter of 2003, the contracting agency decided to cancel the procurement. As the Company had not commenced work on this contract, the cancellation of the procurement is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at

	March 31,	December 31,	March 31,
	2003	2002	2002

Stockholder’s equity	$29,121,000	$25,002,000	$21,789,000
Subordinated notes payable	$9,970,000	$10,353,000	$11,993,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	69	64	73
Current ratio	2.6	2.0	2.5

Overview

     The Company’s principal sources of capital for funding its operations are funds generated by ongoing business activities and proceeds from exercise of stock options and the issuance of common stock. These sources are augmented, as necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital are for the repurchase of preferred and common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

     U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s liquidity and days sales outstanding (DSO).

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2004. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at March 30, 2003. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 30, 2003

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company’s common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Generally, the Company’s policy is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, during 1993 and 1994, the 40% reduction in the Company’s staff level resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company’s total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders’ equity. As of March 30, 2003, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.6%.

     The policy of repurchasing all stockholdings of terminated employees was reinstated in 1997. In support of this policy the Board of Directors authorized the Company’s Chief Executive Officer to issue, at his discretion, promissory notes to repurchase stock held by certain terminating employees. Such promissory notes are subordinated to borrowings under the bank line of credit. In addition to repurchasing the stockholdings of terminated employees, the Company has established and maintains a program that periodically permits the Company’s stockholders to offer shares for sale to the Company. The Company’s repurchase program, which is conducted on a quarterly basis, is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. There can be no assurance that the Company will continue its voluntary repurchase program. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares does not materially impair the Company’s liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

Cash Flow Information

     During the first quarter of 2003 the Company’s cash balances declined $5.6 million compared with the prior year end.

     Operating activities consumed $2.5 million in cash during the first quarter of 2003. The Company generated $2.5 million in net income during the quarter. Non-cash expenses totaled $2.8 million, of which $2.3 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. In addition, the income tax benefit relating to stock compensation plans provided $0.7 million in cash flow. However, offsetting these increases to cash flow, the Company used $8.5 million in cash for working capital during the first quarter of 2003, principally to reduce accrued compensation and accounts payable.

     Although first quarter sales increased 31% in comparison with the corresponding period in 2002, accounts receivable increased only 2% from $31.9 million at December 31, 2002 to $32.6 million at March 30, 2003. This favorable aspect of working capital performance (relative to sales growth) is primarily a result of the reduction in average DSO from 73 days as of March 2002 to 69 days as of March 2003. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to further reduce, or maintain, its average DSO.

     During the first quarter of 2003, the Company invested $1 million in short-term investments, and capital expenditures totaled approximately $0.2 million. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of 154,867 common shares totaling approximately $3.3 million. Of this total, $0.2 million was repurchased in exchange for promissory notes. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2003 totaled $0.6 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $1.8 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first quarter of 2003. The Company does not anticipate any termination of programs and contracts in 2003. However, no assurances can be given that such events will not occur.

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

Forward-Looking Statements

     All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 3      Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the Company’s disclosure controls and procedures as of May 12, 2003 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q). Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

(b)	Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the aforementioned controls and procedures subsequent to May 12, 2003 (the date of their evaluation).

Part II      OTHER INFORMATION

Item 1      Legal Proceedings

     The Company has no investigations, claims, or lawsuits arising out of its business, nor any known to be pending.

Item 2      Changes in Securities and Use of Proceeds

Not Applicable

Item 3      Defaults Upon Senior Securities

Not Applicable

Item 4      Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting will be held on June 6, 2003 at which time proxies and shareholders present will vote on the election of Directors and on the continuation of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2003.

Item 5      Other Information

Not Applicable

Item 6      Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company did not file any Reports on Form 8-K during the fiscal quarter for which this report is filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.
(Registrant)

Date: May 13, 2003	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and
Chief Financial Officer

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

May 12, 2003

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

May 12, 2003

/s/ David E. Schreiman

David E. Schreiman
Chief Financial Officer

Exhibit Index

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002