Form 10-Q
period 2003-06-29
SPARTA INC /DE
filed 2003-08-13
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-21682

SPARTA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0775889

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25531 Commercentre Drive, Suite 120, Lake Forest, CA	92630-8873

(Address of principal executive offices)	(Zip Code)

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

As of June 29, 2003, the registrant had 5,018,813 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 29, 2003

PART I

Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$20,924,000	$17,780,000
Receivables, net	35,490,000	31,883,000
Prepaid expenses	915,000	614,000

Total current assets	57,329,000	50,277,000
Equipment and improvements, net	6,868,000	7,054,000
Other assets	1,927,000	2,033,000

Total Assets	$66,124,000	$59,364,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$12,429,000	$12,805,000
Accounts payable and other accrued expenses	8,788,000	7,757,000
Current portion of subordinated notes payable	2,453,000	2,258,000
Income taxes payable	1,511,000	1,454,000
Deferred income taxes	1,327,000	1,327,000

Total current liabilities	26,508,000	25,601,000
Subordinated notes payable	6,898,000	8,095,000
Deferred income taxes	666,000	666,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 6,191,885 and 5,719,162 shares issued; 5,018,813 and 4,795,213 shares outstanding	62,000	57,000
Additional paid-in capital	43,032,000	35,559,000
Retained earnings	12,575,000	7,534,000
Treasury stock, at cost	(23,617,000)	(18,148,000)

Total stockholders’ equity	32,052,000	25,002,000

Total Liabilities and Stockholders’ Equity	$66,124,000	$59,364,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Sales	$50,971,000	$40,746,000	$98,119,000	$76,674,000

Costs and expenses:
Labor costs and related benefits	25,426,000	21,945,000	49,838,000	42,537,000
Subcontractor & other costs	16,896,000	10,894,000	31,468,000	19,215,000
Facility costs	2,589,000	2,457,000	5,063,000	5,026,000
Travel and other	1,747,000	1,510,000	3,247,000	2,567,000

Total costs and expenses	46,658,000	36,806,000	89,616,000	69,345,000

Income from Operations	4,313,000	3,940,000	8,503,000	7,329,000
Interest expense (income), net	(18,000)	(15,000)	(16,000)	(39,000)

Income before provision for taxes on income	4,331,000	3,955,000	8,519,000	7,368,000
Provision for taxes on income	1,803,000	1,582,000	3,478,000	2,947,000

Net income	$2,528,000	$2,373,000	$5,041,000	$4,421,000

Basic earnings per share	$0.51	$0.45	$1.02	$0.83

Diluted earnings per share	$0.47	$0.41	$0.94	$0.76

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$5,041,000	$4,421,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918,000	1,080,000
Loss on sale of equipment	—	88,000
Stock-based compensation	3,283,000	2,918,000
Tax benefit relating to stock plan	971,000	1,006,000
Changes in assets and liabilities:
Receivables, net	(3,607,000)	(1,499,000)
Prepaid expenses	(301,000)	(432,000)
Other assets	233,000	(70,000)
Accrued compensation	(376,000)	(718,000)
Accounts payable and other accrued expenses	1,031,000	423,000
Income taxes payable	57,000	273,000

Net cash provided by (used for) operating activities	7,250,000	7,490,000

Cash flows from investing activities:
Purchases of equipment and improvements	(719,000)	(526,000)
Acquisition, net of cash acquired	(140,000)	—
Proceeds from sale of short-term investments	—	5,727,000

Net cash provided by (used for) investing activities	(859,000)	5,201,000

Cash flows from financing activities:
Proceeds from issuance of stock	3,224,000	2,279,000
Redemption of preferred stock	—	(1,906,000)
Cash purchases of treasury stock	(5,286,000)	(7,608,000)
Principal payments on subordinated notes payable	(1,185,000)	(971,000)

Net cash provided by (used for) financing activities	(3,247,000)	(8,206,000)

Net increase in cash	3,144,000	4,485,000
Cash and cash equivalents at beginning of period	17,780,000	10,303,000

Cash and cash equivalents at end of period	$20,924,000	$14,788,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$91,000	$117,000
Income taxes	$2,501,000	$1,703,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$183,000	$3,450,000

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

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 29, 2002, its second quarter ended June 29, 2003, and its corresponding second quarter last year ended on June 30, 2002. To aid the reader of the financial statements, the year-end has been presented as December 31, 2002 and the three-month period ends have been presented as June 30, 2003 and June 30, 2002.

     In the opinion of management, the unaudited financial information for the three-month periods ended June 30, 2003 and June 30, 2002 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C – Computation of Earnings Per Share

	Three months ended June 30,		Six months ended June,

	2003	2002	2003	2002

Basic EPS
Net income	$2,528,000	$2,373,000	$5,041,000	$4,421,000
Accretion adjustment		(165,000)		(347,000)

	$2,528,000	$2,208,000	$5,041,000	$4,074,000

Weighted average shares outstanding	4,946,425	4,879,544	4,960,306	4,909,702
Per share amounts	$0.51	$0.45	$1.02	$0.83

Dilutied EPS
Net income	$2,528,000	$2,373,000	$5,041,000	$4,421,000
Accretion adjustment	—	(165,000)	—	(347,000)

	$2,528,000	$2,208,000	$5,041,000	$4,074,000

Weighted average shares outstanding	4,946,425	4,879,544	4,960,306	4,909,702
Stock options	382,351	405,682	347,749	369,603
Restricted stock	73,887	90,327	73,887	90,327

	5,402,663	5,375,553	5,381,942	5,369,632
Per share amounts	$0.47	$0.41	$0.94	$0.76

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income
As reported	$2,528,000	$2,373,000	$5,041,000	$4,421,000
Add after-tax stock-based compensation expense included in determining net income	480,000	259,000	664,000	335,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(780,000)	(472,000)	(1,258,000)	(757,000)

Pro forma net income	$2,228,000	$2,160,000	$4,447,000	$3,999,000

Basic EPS
As reported	$0.51	$0.45	$1.02	$0.83
Pro forma	0.45	0.41	0.90	0.81
Diluted EPS
As reported	0.47	0.41	0.94	0.76
Pro forma	0.41	0.37	0.83	0.74

Note E – Treasury Stock

     Treasury stock is shown at cost, and consisted of 1,173,124 shares and 923,949 shares of common stock at June 30, 2003 and December 31, 2002, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value), and is evaluated annually by an independent valuation firm.

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

     During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in December 2002, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

     In November 2002, the FASB issued FASB Interpretation (FIN) 45, which requires disclosures about obligations under certain guarantees issued by the Company, and which requires recognition of a liability for the fair value of the obligation undertaken in issuing the guarantee. The liability recognition provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and the disclosure provisions are effective for interim or annual fiscal periods ending after December 15, 2002. Adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the Company adopted SFAS 146, which addresses accounting for costs associated with exit or disposal activities. In addition, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after June 15, 2003. Adoption of these statements did not have a material effect on the Company’s financial position or results of operations

     In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting guidance on derivative instruments and hedging activities. In May 2003, the FASB issued SFAS 150, which addresses accounting for certain financial instruments that have characteristics of both liabilities and equity. The Company has not entered into derivative instruments covered by SFAS 149 or financial instruments covered by SFAS 150. Adoption of these statements is therefore not expected to have a material effect on the Company’s financial position or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present certain key operating data for the periods indicated:

	Operating Results

	(amounts in thousands, except percentages)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Sales	$50,971	$40,746	$98,119	$76,674
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	51%	43%	49%	42%
Non BMD Dept of Defense (“DoD”)	46%	48%	48%	48%
Non-DoD	3%	9%	3%	10%
Gross profit (1)	$4,667	$3,964	$9,005	$7,477
Gross profit as a % of costs (1)	10.1%	10.8%	10.1%	10.8%
Income from operations	$4,331	$3,995	$8,519	$7,368
Net income	$2,528	$2,373	$5,041	$4,421

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands) :

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Gross profit	$4,667	$3,964	$9,005	$7,477
Less unallowable expenses	(336)	(9)	(486)	(109)

Income from Operations	$4,331	$3,955	$8,519	$7,368

     The Company’s contract revenues for the three-month period ended June 30, 2003 increased 25%, from $40.7 million for the second quarter of 2002 to $51.0 million for the second quarter of 2003. Year-to-date sales for 2003 are $98.1 million, an increase of 28% above performance in the first half of 2002. BMD revenues increased 48%, from $17.6 million for the three-month period ended June 30, 2002 to $26.0 million for the corresponding period in 2003. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Revenue on other DoD programs increased 20%, from $19.6 million during the second quarter of 2002 to $23.5 million for the second quarter of 2003, primarily due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Non-DoD sales decreased 65% during the second quarter, from $3.8 million as of June 2002 to $1.3 million as of June 2003, due to the completion in July 2002 of a contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center.

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

     The gross profit rate (gross profit as a percentage of contract costs) decreased from 10.8% in the second quarter of 2002 to 10.1% in second quarter of 2003. The decline in the gross profit rate is primarily attributable to contract mix. Revenue on BMD programs increased from 43% of total second quarter sales in 2002 to 49% in 2003. The gross profit rate on many of the Company’s BMD programs tends to be lower than on other programs, and subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs. In addition, the Company generally earns a higher profit rate on firm fixed price composite production contracts, due to the greater risk associated with such contracts. However, due to faster growth rates in other business areas, such contracts comprised a lower percentage of second quarter revenue in 2003, falling from 5.6% of second quarter revenue in 2002 to 4.7% in 2003.

     As a percentage of total revenue, labor and benefits costs decreased from 55.5% at the end of the second quarter of 2002 to 50.8% at of the end of the second quarter of 2003, while during this same period, subcontractor costs increased from 25.1% to 32.1% of total revenue. As noted in the preceding paragraph, subcontractors comprise a significant portion of the work effort on many BMD programs. Because revenues on BMD programs comprised a higher percentage of total revenues in the second quarter of 2003 than in the corresponding period in 2002, the percentage of revenues derived from subcontractor costs increased as well.

     The Company earned net interest income during the second quarter of 2003 and 2002. During the second quarter of 2003, the Company had cash receipts totaling $49.8 million, an increase of $8.5 million over the corresponding period in 2002. Both the Company’s investments in cash equivalents and short term investments and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2002 to 2003 had a minimal effect on net interest.

     The Company’s effective income tax rate was 41% and 40% during the second quarter of 2003 and 2002, respectively. The increase in the effective tax rate in 2003 is attributable to an increase in certain non-deductible compensation expenses.

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

     The following table compares the Company’s 12-month contract backlog as of the dates indicated:

	12-Month Contract Backlog

	(amounts in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

Funded	$83,500	$60,500	$70,400
Unfunded	104,000	114,100	76,200

Total contract backlog	$187,500	$174,600	$146,600

By business area:
BMD	$87,600	$78,600	$61,100
Other DoD	94,100	89,000	78,300
Non-DoD	5,800	7,000	7,200

Total contract backlog	$187,500	$174,600	$146,600

     The 12-month contract backlog, representing expected sales over the next twelve months on existing contracts increased from $174.6 million at the end of 2002 to $187.5 million as of June 30, 2003, an increase of 7%. BMD contract backlog increased $9 million, or 11%, during the first six months of 2003, as the Company has continued to generate growth in its BMD business base, both through increased level-of-effort in certain of the Company’s existing BMD program areas, and through penetration of other BMD program elements. Other DoD contract backlog increased $5.1 million, or 6%, while Non-DoD contract backlog decreased $1.2 million, a decrease of 17%, during the first six months of 2003.

     In the second quarter of 2003, the Company had eight significant competitive contract/task-order wins, two sole-source wins, a major contract extension, and three competitive contract/task-order losses. In our Homeland Security business area, the Defense Systems and Technology Operation (DSTO), as a subcontractor to Cubic Corporation, won a competitive Indefinite Delivery, Indefinite Quantity (IDIQ) contract from the Defense Threat Reduction Agency in their Weapons of Mass Destruction Defeat Modeling and Simulation program. Revenue expected on this program is estimated to be between $5 million and $7 million over seven years. DSTO also won a competitive contract under a Broad Area Announcement (BAA) from the Technical Support Working Group for the Improved Explosive Device Component Database program. The total value of this task order is $1.2 million over 18 months. The Electro-Optic Systems Division (ESD) won a competitive contract under a BAA from the Defense Advanced Research Projects Agency (DARPA) to investigate Fluorescent Detection of Bio-Aerosols. The value of this contract is $1.1 million over 18 months. DSTO lost a competitive contract with the Program Executive Office for Simulation, Training and Instrumentation (PEO-STRI) for their Contamination Avoidance Detector Test Suite Active Stand-Off Chamber Design and Development program, which was valued at $4.3 million over ten months.

     In Missile Defense, the Advanced Systems Technology Operation (ASTO) was awarded a $44 million, 42 month sole-source contract to provide analytical support to the Missile Defense Agency’s (MDA’s) Hercules Decision Architecture program. ASTO was also granted a contract extension to continue support of the MDA Systems Engineering Deputate. This extension is valued at $20 million over seven months. As a subcontractor to Computer Science Corporation, ASTO won a competitive task order for sensor technical support to MDA. The value of this task order is estimated to be approximately $3.8 million over four years (1 year base plus 3 one-year option periods).

     As part of our Military Systems business area, several operations contributed to six contract bids within the System Development and Demonstration Phase of the Army’s Future Combat Systems (FCS) program. We were successful in four of these bids, lost one, and the sixth is expected to be announced during the third quarter. The Technical Acquisition and Support Operation (TASO), as a subcontractor to Northrop Grumman, won the FCS Logistics Decision Support Systems program for $2.5 million over two years. The Information System and Security Operation (ISSO), as a subcontractor to Northrop Grumman, won the FCS Network Management program, a $6 million effort over five years. DSTO, also as a subcontractor to Northrop Grumman, won the FCS Training Support Package program, valued at $2.6 million over six years. Additionally, DSTO, as a subcontractor to Austin Information Systems, won the FCS Situation Understanding program. The value of this contract is $2.0 million over six years. ASTO, as a subcontractor to Northrop Grumman, lost the FCS Battle Command and Mission Execution program, valued at $2.3 million over six years.

     Advanced Logistics Solution (ALS), a joint venture partnership between SPARTA and two other companies, lost a competitive task-order from the Army’s Aviation and Missile Command (AMCOM) for the Aviation Reset Logistics Management program. The value of ALS’ proposal was $3.5 million over three years. Most of this effort was planned for SPARTA. The Space and Missile Defense Operation (SMDO) lost a competitive contract for DARPA’s Clustered Human Attack Rotor Vehicle program. The value of our proposal was $3.5 million over three years.

     Effective June 20, 2003, SPARTA acquired the Network Security Research division of Network Associates, Inc. This division, which is now a part of ISSO, immediately won a sole-source contract from Veridian IT Services for development of High Assurance Internet Protocol Encryptors. The source of the funds for this program, which is valued at $2.8 million over two years, plus options, are the National Security Agency and the Navy’s Space and Naval Warfare Systems Command.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at

	June 30,	December 31,	June 30,
	2003	2002	2002

Stockholder’s equity	$32,052,000	$25,002,000	$22,897,000
Subordinated notes payable	$9,351,000	$10,353,000	$11,453,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	64	64	68
Current ratio	2.2	2.0	2.2

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2004. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at June 30, 2003. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at June 30, 2003

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Generally, the Company’s policy is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, during 1993 and 1994, the 40% reduction in the Company’s staff level resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company’s total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders’ equity. As of June 30, 2003, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the first two quarters of 2003 the Company’s cash balances increased $3.1 million compared with the prior year end.

     Operating activities generated $7.1 million in cash during the first two quarters of 2003. The Company generated $5.0 million in net income through June of 2003. Non-cash expenses totaled $4.2 million, of which $3.3 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. In addition, the income tax benefit relating to stock compensation plans provided $1.0 million in cash flow. However, offsetting these increases to cash flow, the Company used $3.1 million in cash for working capital during the first half of 2003, principally to reduce accrued compensation and accounts payable.

     Although sales through June, 2003 increased 28% in comparison with the corresponding period in 2002, accounts receivable increased only 11% from $31.9 million at December 31, 2002 to $35.5 million at June 30, 2003. This favorable aspect of working capital performance (relative to sales growth) is primarily a result of the reduction in average DSO from 68 days as of June 2002 to 64 days as of June 2003. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to further reduce, or maintain, its average DSO.

     Through June of 2003, the Company’s capital expenditures totaled approximately $0.7 million. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of 249,175 common shares totaling approximately $5.3 million. Of this total, $0.2 million was repurchased in exchange for promissory notes. Year-to-date principal payments on promissory notes as of the end of the second quarter of 2003 totaled $1.2 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $3.2 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first or second quarters of 2003. However, in July 2003, the Company was notified that one of its contracts would be terminated for the convenience of the U.S. Government. The total contract value of this contract was $0.1 million. The Company does not expect this termination to have a material effect on its financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2003. However, no assurances can be given that such events will not occur.

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

Item 3    Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the Company’s disclosure controls and procedures as of August 8, 2003 (a date within 90 days of the filing of this Quarterly Report on Form 10-Q). Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

(b)	Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the aforementioned controls and procedures subsequent to August 8, 2003 (the date of their evaluation).

Part II    OTHER INFORMATION

Item 1    Legal Proceedings

     The Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2    Changes in Securities and Use of Proceeds

     Not Applicable

Item 3    Defaults Upon Senior Securities

     Not Applicable

Item 4    Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting was held on June 6, 2003 at which time proxies and shareholders present voted on the election of Directors and to continue PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2003.

Item 5    Other Information

     Not Applicable

Item 6    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 22, 2003, SPARTA, Inc issued a memorandum to its stockholders and its employees dated April 21, 2003 regarding “First Quarter 2003 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $23.87 per share, and (2) revenues and net income for the fiscal quarter ended March 30, 2003. Pursuant to the Commission’s regulations, the foregoing information was reported on Form 8-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.

(Registrant)

Date:	August 11, 2003	By:	/s/ David E. Schreiman

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

August 11, 2003

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

August 11, 2003

/s/ David E. Schreiman

David E. Schreiman
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002