Form 10-Q
period 2003-09-28
SPARTA INC /DE
filed 2003-11-12
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003

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

As of September 28, 2003, the registrant had 5,095,890 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 28, 2003

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
Signature
Exhibits

PART I

Item 1  Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$28,791,000	$17,780,000
Receivables, net	32,980,000	31,883,000
Prepaid expenses	660,000	614,000

Total current assets	62,431,000	50,277,000
Equipment and improvements, net	7,090,000	7,054,000
Other assets	1,899,000	2,033,000

Total Assets	$71,420,000	$59,364,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$14,463,000	$12,805,000
Accounts payable and other accrued expenses	9,539,000	7,757,000
Current portion of subordinated notes payable	2,418,000	2,258,000
Income taxes payable	829,000	1,454,000
Deferred income taxes	1,327,000	1,327,000

Total current liabilities	28,576,000	25,601,000

Subordinated notes payable	6,311,000	8,095,000
Deferred income taxes	666,000	666,000

Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 6,379,590 and 5,719,162 shares issued; 5,095,890 and 4,795,213 shares outstanding	64,000	57,000
Additional paid-in capital	46,874,000	35,559,000
Retained earnings	15,164,000	7,534,000
Treasury stock, at cost	(26,235,000)	(18,148,000)

Total stockholders’ equity	35,867,000	25,002,000

Total Liabilities and Stockholders’ Equity	$71,420,000	$59,364,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,

	2003	2002	2003	2002

Sales	$49,397,000	$42,911,000	$147,516,000	$119,585,000

Costs and expenses:
Labor costs and related benefits	25,932,000	22,024,000	75,770,000	64,561,000
Subcontractor & other costs	14,320,000	13,095,000	45,788,000	32,310,000
Facility costs	2,685,000	2,518,000	7,748,000	7,544,000
Travel and other	2,110,000	1,783,000	5,357,000	4,350,000

Total costs and expenses	45,047,000	39,420,000	134,663,000	108,765,000

Income from operations	4,350,000	3,491,000	12,853,000	10,820,000
Interest expense (income), net	(17,000)	(9,000)	(33,000)	(48,000)

Income before provision for taxes on income	4,367,000	3,500,000	12,886,000	10,868,000
Provision for taxes on income	1,778,000	1,400,000	5,256,000	4,347,000

Net income	$2,589,000	$2,100,000	$7,630,000	$6,521,000

Basic earnings per share	$0.52	$0.43	$1.53	$1.26

Diluted earnings per share	$0.48	$0.39	$1.41	$1.15

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$7,630,000	$6,521,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,369,000	1,597,000
Loss on sale of equipment	—	87,000
Stock-based compensation	4,242,000	3,752,000
Tax benefit relating to stock plan	1,676,000	1,467,000
Changes in assets and liabilities:
Receivables, net	(1,097,000)	(810,000)
Prepaid expenses	(46,000)	(141,000)
Other assets	134,000	48,000
Accrued compensation	1,658,000	767,000
Accounts payable and other accrued expenses	1,782,000	91,000
Income taxes payable	(625,000)	(410,000)

Net cash provided by (used for) operating activities	16,723,000	12,969,000

Cash flows from investing activities:
Purchases of equipment and improvements	(1,265,000)	(743,000)
Acquisition, net of cash acquired	(140,000)	—
Proceeds from sale of short-term investments	—	8,727,000

Net cash provided by (used for) investing activities	(1,405,000)	7,984,000

Cash flows from financing activities:
Proceeds from issuance of stock	5,404,000	3,703,000
Redemption of preferred stock	—	(3,095,000)
Cash purchases of treasury stock	(7,904,000)	(11,346,000)
Principal payments on subordinated notes payable	(1,807,000)	(1,516,000)

Net cash provided by (used for) financing activities	(4,307,000)	(12,254,000)

Net increase in cash	11,011,000	8,699,000
Cash and cash equivalents at beginning of period	17,780,000	10,303,000

Cash and cash equivalents at end of period	$28,791,000	$19,002,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$126,000	$183,000
Income taxes	$4,257,000	$3,325,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$183,000	$3,450,000

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

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last fiscal year ended on December 29, 2002, its third quarter ended September 28, 2003, and its corresponding third quarter last year ended on September 29, 2002. To aid the reader of the financial statements, the year-end has been presented as December 31, 2002 and the three and nine-month period ends have been presented as September 30, 2003 and September 30, 2002.

     In the opinion of management, the unaudited financial information for the three and nine-month periods ended September 30, 2003 and September 30, 2002 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C – Computation of Earnings Per Share

	Three months ended September 30,		Nine months ended September,

	2003	2002	2003	2002

Basic EPS
Net income	$2,589,000	$2,100,000	$7,630,000	$6,521,000
Accretion adjustment		—		(347,000)

	$2,589,000	$2,100,000	$7,630,000	$6,174,000

Weighted average shares outstanding	4,946,425	4,831,686	4,996,988	4,889,930
Per share amounts	$0.52	$0.43	$1.53	$1.26

Dilutied EPS
Net income	$2,589,000	$2,100,000	$7,630,000	$6,521,000
Accretion adjustment	—	—	—	(347,000)

	$2,589,000	$2,100,000	$7,630,000	$6,174,000

Weighted average shares outstanding	4,946,425	4,831,686	4,996,988	4,889,930
Stock options	370,030	446,295	355,393	395,415
Restricted stock	73,887	90,327	73,887	90,327

	5,390,342	5,368,308	5,426,268	5,375,672
Per share amounts	$0.48	$0.39	$1.41	$1.15

Note D – Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income
As reported	$2,589,000	$2,100,000	$7,630,000	$6,174,000
Add after-tax stock-based compensation expense included in determining net income	421,000	344,000	1,084,000	679,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(742,000)	(580,000)	(1,742,000)	(1,595,000)

Pro forma net income	$2,268,000	$1,864,000	$6,972,000	$5,258,000

Basic EPS
As reported	$0.52	$0.43	$1.53	$1.26
Pro forma	0.46	0.39	1.40	1.08
Diluted EPS
As reported	0.48	0.39	1.41	1.15
Pro forma	0.42	0.35	1.28	0.98

Note E – Stockholders’ Equity

     For the nine months ended September 30, 2003, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $5.4 million. In addition, the Company repurchased a total of 358,096 common shares totaling approximately $8.1 million, of which $0.2 million was repurchased in exchange for promissory notes.

     Treasury stock is shown at cost, and consisted of 1,282,045 shares and 923,949 shares of common stock at September 30, 2003 and December 31, 2002, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques.

Note F – Commitments and Contingencies

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, and 107, and rescission of FASB Interpretation No. 34.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

     As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers and directors over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

     In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally our business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

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

Note G – Other Recent Accounting Pronouncements

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

     During December 2002, the FASB issued SFAS 148, which provides alternative transition methods for companies adopting a voluntary change to the fair value method of accounting for stock-based compensation. SFAS 148 also requires enhanced disclosure regarding the method of accounting and the effect of the method used on reported results of operations. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 in December 2002, and has elected to continue to account for its stock-based compensation under the intrinsic value method.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present certain key operating data for the periods indicated:

	Operating Results

	(amounts in thousands, except percentages)
	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Sales	$49,397	$42,911	$147,516	$119,585
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	48%	45%	48%	43%
Non BMD Dept of Defense (“DoD”)	49%	49%	49%	49%
Non-DoD	3%	6%	3%	8%
Gross profit (1)	$4,561	$3,815	$13,566	$11,292
Gross profit as a % of costs (1)	10.2%	9.8%	10.1%	10.4%
Income from operations	$4,367	$3,500	$12,886	$10,868
Net income	$2,589	$2,100	$7,630	$6,521

(1)	The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands) :

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Gross profit	$4,561	$3,815	$13,566	$11,292
Less unallowable expenses	(194)	(315)	(680)	(424)

Income from Operations	$4,367	$3,500	$12,886	$10,868

     The Company’s contract revenues for the three-month period ended September 30, 2003 increased 15%, from $42.9 million for the third quarter of 2002 to $49.4 million for the third quarter of 2003. Year-to-date sales for 2003 are $147.5 million, an increase of 23% above performance through September of 2002. The most significant contributor to the Company’s revenue growth has been in BMD programs, where revenues increased 25%, from $18.9 million for the three-month period ended September 30, 2002 to $23.7 million for the corresponding period in 2003. Year-to-date, BMD revenues have increased 39%, from $51.0 million in 2002 to $71.1 million in 2003. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Revenue on other DoD programs increased 15%, from $21.0 million during the third quarter of 2002 to $24.2 million for the third quarter of 2003, primarily due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Non-DoD sales decreased 47% during the third quarter, from $2.6 million as of September 2002 to $1.4 million as of September 2003, due to the completion in July 2002 of a contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center.

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

     The gross profit rate (gross profit as a percentage of contract costs) increased from 9.8% in the third quarter of 2002 to 10.2% in third quarter of 2003. The increase in the gross profit rate for the quarter, relative to the corresponding quarter of 2002, is primarily attributable to the write-off of $125,000 (due to uncollectibility) in September 2002 of costs incurred on a commercial contract. In addition, the gross profit rate during the quarter was affected by two other factors: the mix of contract types, and the proportion of the Company’s total revenues derived from BMD programs. During the third quarter of 2003, time and material and fixed price contracts comprised 40% of total sales, compared with 30% of total sales in the corresponding quarter of 2002. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types. Offsetting the effect of the change in contract type mix was the increase in BMD revenues, from 45% of total revenues in the third quarter of 2002 to 48% in the corresponding quarter of 2003. The gross profit rate on many of the Company’s BMD programs tends to be lower than on other programs because subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs.

     Year-to-date, the gross profit rate continued to trend slightly lower than last year, declining from 10.4% through September 2002 to 10.1% through September 2003. Year-to-date, the impact on the gross profit rate of the change in contract type mix approximated that for the quarter. However, the impact on the gross profit rate of the increase in the proportion of BMD revenues was greater over the year-to-date period than for the quarter, as revenue on BMD programs increased from 43% of year-to-date sales in 2002 to 48% in 2003. The write-off referred to above had an insignificant effect on the year-to-date profit rate.

     The Company earned net interest income during the third quarter of 2003 and 2002. During the third quarter of 2003, the Company had cash receipts totaling $52.2 million, an increase of $8.9 million over the corresponding period in 2002. Both the Company’s investments in cash equivalents and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2002 to 2003 had a minimal effect on net interest.

     The Company’s effective income tax rate was 41% and 40% during the third quarter of 2003 and 2002, respectively. The increase in the effective tax rate in 2003 is attributable to an increase in certain non-deductible compensation expenses.

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

     The following table compares the Company’s 12-month contract backlog as of the dates indicated:

	12-Month Contract Backlog

	(amounts in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002

Funded	$85,200	$60,500	$63,300
Unfunded	113,900	114,100	101,100

Total contract backlog	$199,100	$174,600	$164,400

By business area:
BMD	$92,100	$78,600	$70,600
Other DoD	100,900	89,000	80,600
Non-DoD	6,100	7,000	13,200

Total contract backlog	$199,100	$174,600	$164,400

     The 12-month contract backlog, representing expected sales over the next twelve months on existing contracts, increased from $174.6 million at the end of 2002 to $199.1 million as of September 30, 2003, an increase of 14%. BMD contract backlog increased $13.5 million, or 17%, during the first nine months of 2003, as the Company has continued to generate growth in its BMD business base, both through increased level-of-effort in certain of the Company’s existing BMD program areas, and through penetration of other BMD program elements. Other DoD contract backlog increased $11.9 million, or 13%, while Non-DoD contract backlog decreased $0.9 million, a decrease of 13%, during the first nine months of 2003.

     In the third quarter of 2003, the Company had ten significant competitive contract/task order wins, one sole-source win, and six competitive contract/task order losses. In our Missile Defense business area, Advanced Systems Technology Operation (ASTO) won the Advanced Systems Technology Development contract from the Missile Defense Agency. This is a one-year Indefinite Delivery Indefinite Quantity (IDIQ) contract with a one-year base plus four one-year options. The total program value is estimated at $28.6 million. The Space and Missile Defense Operation (SMDO), as a subcontractor to BAe Systems, won an IDIQ contract on the US STRATCOM Architecture and Mission Support Program. This effort with a new customer has an expected value of $8-10 million over five years. SMDO also won a GSA Blanket Purchase Agreement from the Air Force Space and Missile Systems Center as part of their Technical Acquisition Support Services Program. The estimated value of this contract is $2.5 million over 2½ years.

     In our Intelligence business area, the Advanced Communications Technology Operation (ACTO) won a $1.2 million, one-year follow-on contract from the Federal Bureau of Investigation on the Pilaster 2 program. ACTO also won two other contracts from classified customers totaling $4.2 million for one year. As part of the National Security Agency Cross Domain Solutions Program, the Information System and Security Operation (ISSO) won a sole-source $5 million contract for four years (one-year base plus three one-year options). ACTO lost a $5 million, five-year contract from the Tailored Access Office as a subcontractor to Booz Allen Hamilton, and ISSO lost a $2.6 million, five-year task order contract on the ATLAS Program as a subcontractor to QSS.

     In our Homeland Security business area, in a collaborative effort between ASTO and the Defense Systems and Technology Operation (DSTO), the Company won a $2.8 million, three-year subcontract from SRS Technologies on the Man Portable Air Defense Countermeasures Program. This is our first contract with the new Department of Homeland Security.

     In Military Systems, the Company had two significant contract wins and four losses. The Military Systems Operation (MSO) won the competitive follow-on contract to its Laboratory and Operations contract from the Missile and Space Intelligence Center. The new effort, Integrated Systems Production and JRAAC Operations, is valued at $36.8 million over five years. As a subcontractor to the Advanced Logistics Solutions Joint Venture, the Technical and Acquisition Support Operation (TASO) won a $2 million, 1½ year contract from the Army Missile and Aviation Command for Logistics Channel Management. Significant losses include a $19 million, four-year subcontract from Orbital Sciences Corporation for the Air Force Space Based Surveillance System (SMDO); an $11 million, five-year subcontract from Decisive Analytics Corporation for the Army Space Command C4ISR Operational Management Engineering and Technical Services Program (SMDO); a $1.8 million, 11/2 year subcontract from the Advanced Logistics Solutions Joint Venture for support to the Army Missile and Aviation Command Aviation Systems Program Management Office (TASO); and a $2.8 million, three-year subcontract from GeoCenters for support to the Army CECOM Night Vision Electro Optics and Sensors Laboratory (MSO).

     In the Hardware Systems business area, the Composite Products Operation (CPO) was part of the team of Boeing and MBDA that was selected for the Air Force Small Diameter Bomb Program. CPO will provide composite wing kits for these new smart weapons. In the first two years, CPO will receive $2.4 million to complete the development of the wing kits, after which they will participate in the nine-year production program. The total value of the production program to the Company is yet to be specified.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at

	September 30,	December 31,	September 30,
	2003	2002	2002

Stockholder’s equity	$35,867,000	$25,002,000	$23,981,000
Subordinated notes payable	$8,730,000	$10,353,000	$10,908,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	63	64	64
Current ratio	2.2	2.0	2.1

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2005. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2003. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at September 30, 2003

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Generally, the Company’s policy is to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, during 1993 and 1994, the 40% reduction in the Company’s staff level resulted in the termination of employees who held, in the aggregate, approximately 30% of the Company’s total common stock then outstanding. Consequently, in April 1994, the Company temporarily suspended the policy of repurchasing all of the stock held by terminating employees so as not to deplete stockholders’ equity. As of September 30, 2003, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the first three quarters of 2003 the Company’s cash balances increased $11.0 million compared with the prior year end.

     Operating activities generated $16.7 million in cash during the first three quarters of 2003. The Company generated $7.6 million in net income through September of 2003. Non-cash expenses totaled $5.6 million, of which $4.2 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The income tax benefit relating to stock compensation plans provided $1.7 million in cash flow during the first three quarters of 2003 and the company generated an additional $1.8 million in cash from working capital

     Although sales through September 2003 increased 23% in comparison with the corresponding period in 2002, accounts receivable increased only 3% from $31.9 million at December 31, 2002 to $33.0 million at September 30, 2003. This favorable aspect of working capital performance (relative to sales growth) is primarily a result of the reduction in average DSO from 65 days as of December 2002 to 55 days as of September 2003. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to further reduce, or maintain, its average DSO.

     Through the nine months ended September 2003 the Company’s capital expenditures totaled approximately $1.4 million. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of 358,096 common shares totaling approximately $8.1 million. Of this total, $0.2 million was repurchased in exchange for promissory notes. Year-to-date principal payments on promissory notes as of the end of the third quarter of 2003 totaled $1.8 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $5.4 million.

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

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. Through the first three quarters of 2003 there has been one contract terminated for the convenience of the U.S. Government. The total contract value of this contract was $0.1 million. This termination did not have a material effect on the Company’s financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2003. However, no assurances can be given that such events will not occur.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2003. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

(b)	Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

     Not Applicable

Item 3 Defaults Upon Senior Securities

     Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5 Other Information

     Not Applicable

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.30	Second Amended and Restated Loan Agreement dated September 22, 2003 between the Company and Union Bank of California, N.A.

Exhibit 10.31	Commercial Promissory Note dated September 22, 2003 between the Company and Union Bank of California, N.A.

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 22, 2003, SPARTA, Inc issued a memorandum to its stockholders and its employees dated July 21, 2003 regarding “Second Quarter 2003 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $24.57 per share, and (2) revenues and net income for the fiscal quarter ended June 30, 2003. Pursuant to the Commission’s regulations, the foregoing information was reported on Form 8-K filed July 23, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.

(Registrant)

Date: November 11, 2003	By:	/s/ David E. Schreiman

David E. Schreiman
Vice President and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.30	Second Amended and Restated Loan Agreement dated September 22, 2003 between the Company and Union Bank of California, N.A.

Exhibit 10.31	Commercial Promissory Note dated September 22, 2003 between the Company and Union Bank of California, N.A.

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.