Form 10-K
period 2003-12-28
SPARTA INC /DE
filed 2004-03-12
CIK 875623

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 28, 2003.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_____ to _______

Commission file number 0-21682

SPARTA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	63-0775889

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25531 Commercentre Drive, Suite 120, Lake Forest, CA	92630-8873

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 768-8161

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

Options to Purchase Common Stock

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 75 days. YES ☒                      NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant (based upon the formula stock price described in this Form 10-K) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $119,799,066.

As of February 29, 2004, 5,193,079 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding.

Portions of Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 14, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPARTA, Inc.

FORM 10-K

CAUTIONARY STATEMENT

     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the anticipated loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, and the availability of highly skilled and educated employees required by the Company, and other matters discussed below under the caption “Risk Factors”. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

PART I

ITEM 1. BUSINESS

General

     SPARTA, Inc. (“SPARTA” or the “Company”) performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. Department of Defense (“DoD”), and various intelligence agencies. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for Ballistic Missile Defense (“BMD”); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting all aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA’s technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft, missile systems and automobiles.

     Since the events of September 11, 2001, defense spending has been made a national priority. Although the events of September 11 have renewed the nation’s defense priority, and created many opportunities in the Company’s core business areas, there will be strong competition for these opportunities and the Company must compete effectively to capture the work.

     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 97%, 93% and 86% of the Company’s revenues in fiscal year 2003, 2002 and 2001, respectively. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration (“NASA”),

accounted for an additional 2%, 6% and 11%, respectively, of the Company’s revenues, and 1%, 1% and 3% of the Company’s revenues were derived from non-government customers.

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

     BMD programs have historically been a significant source of revenues for the Company and, as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, recent terrorist events and the current Administration’s concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states has stabilized government funding in this area. The current administration has made BMD a defense priority. In 2001, the U.S. withdrew from the 1973 ABM treaty so that different space architectures could be tested. Because of this, BMD has continued to be a significant part of the Company’s business. In 2003, 2002 and 2001, BMD revenues accounted for 49%, 43% and 37%, respectively, of total sales. Government BMD appropriations for government fiscal year (“GFY”) 2003 were $7.3 billion, a decrease of 5% from $7.7 billion in GFY 2002.

     During 2001, the Department of Defense transformed the Ballistic Missile Defense Organization into the Missile Defense Agency (“MDA”) to prepare for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. The MDA is an umbrella agency that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA budget is expected to increase to $7.6 billion for GFY 2004, increase further to $9.1 billion in GFY 2005, and then decline to $8.7 billion in GFY 2006. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and the current administration’s BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.

     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements.

     In 1995, the Company formed a wholly-owned subsidiary, Commercial Technology, Inc. (“CTI”), to conduct business as SPARTA Marine Instrumentation. In the last quarter of 1998, all active contracts in CTI were contractually assigned to and assumed by another entity unaffiliated with the Company. The Company liquidated CTI in January of 2002. At the end of 2000, the Company formed a new wholly-owned subsidiary, ST SPARTA, Inc. (which conducts business as Spiral Technology), to which the Company transferred its Technical Services Operation. As used in this Report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company and its subsidiaries.

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

     In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company’s business activities. However, there is no way to assess the impact to the Company of any future mergers. There has been a strong initiative within the government to out-source services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. In addition, there has been a strong movement in acquisition reform to consolidate requirements and issue fewer contracts, larger in scope, and covering multiple years. Although most experts agree that consolidation of requirements has not been very favorable to small business, it has not adversely impacted the Company’s business to date. Because of the consolidation of requirements, government contracts in the Company’s business areas have seen a proliferation of large indefinite delivery/indefinite quantity (“ID/IQ”) task order contracts. These contracts have high contract value ceilings, but such ceilings often have little relationship to the true contract value. These contracts often have more than one awardee and merely give the Company the right to compete for task orders against other companies that have the same contract vehicle. Due to the nature of these types of contracts, there is uncertainty as to how much business the Company will ultimately be awarded under such contracts.

Company Strategy

     The Company’s strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 1000 employees, of whom approximately 78% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company’s professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company’s existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the Missile Defense Agency, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility support work for the Air Force.

     Due to the size, complexity, and multidisciplinary requirements of many government contracts, teaming arrangements among defense contractors (where one contractor serves as the prime contractor and others act as subcontractors) and joint ventures are common business arrangements. The Company will continue to follow the practice of working with other government contractors to bid on procurements which require capabilities in areas outside of the Company’s expertise, in order to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company has been and will continue to pursue subcontractor roles from the large prime contractor system developers.

     In view of the areas of expertise of the Company’s employees, as well as the Company’s existing contract base, the Company believes that it is in a strong position to compete for new opportunities in information operations, homeland security, defenses against weapons of mass destruction (“WMD”), and counter-terrorism. Consistent with that belief, the Company has devoted significant resources to developing new business in these areas. During 2003, the Company successfully captured new business in these areas aggregating $10.6 million in expected program value. The Company’s revenues derived from these areas totaled $8.2 million in 2003, an increase of 115% from 2002 revenues from these areas of $3.8 million. Although the Company continues to believe that it has significant opportunities in these areas, there can be no assurance that the Company will be able to convert these opportunities to future revenues.

Anticipated Loss of Small Business Status

     Historically, the Company has qualified as a small business in most of its business areas because it had fewer than 1,000 employees, which is typically the principal requirement of the small business set-aside programs in which the Company participates. As a result, pursuit of small business set-aside programs has been a key element of the Company’s strategy. The Company estimates that during 2003 it derived approximately 20% of its revenue from contracts that are small business set-asides or otherwise related to the Company’s status as a small business. Although the Company continued to qualify as a small business as of December 28, 2003, it expects to lose its small business eligibility during 2004. The Company expects that losing its small-business eligibility will not adversely affect its current contract base. However, this will limit its ability to bid as a prime contractor on future contracts that are specified small business set-asides. Because of this, the Company expects to compete in “full and open” proposal competitions and to team with small business prime contractors on small business set-aside programs. There can be no assurance that the Company’s strategy in this regard will be successful, and as a result, the loss of the Company’s small business eligibility may have a material adverse effect on the Company’s financial position and/or results of operations.

Marketing

     The Company’s marketing approach begins with the development of information concerning the present and future needs of various military and intelligence agencies of the U.S. Government, and certain civilian agencies and prime contractors. Such information is gathered in the course of contract performance and from formal or informal briefings, participation in the activities of professional organizations and from published literature. The Company evaluates this information, and teams of Company scientists, engineers, and analysts are formed along functional, geographic, and other lines in order to devise and implement the best means of benefiting from available business opportunities. This occasionally includes the preparation of unsolicited proposals or white papers responsive to the perceived needs of current and prospective customers, but more often includes responding to formal solicitations or broad area announcements from various U.S. Government agencies.

     The Company places significant emphasis on client satisfaction, which is essential to the development of repeat business. Past performance is a government-mandated factor in determining contract awards. To facilitate promptness of service and interaction between the Company’s professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices in over 20 locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at a number of government and private contractor customer facilities. The Company’s managers have substantial autonomy in identifying and pursuing business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company’s customers.

     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company’s business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Companies which have acted as significant subcontractors to the Company include Science Applications International Corporation, Computer Sciences Corporation, Photon Research Associates, L-3 Communications Holding, Inc., and Booz-Allen Hamilton, Inc., among others. Companies for which the Company has acted as a significant subcontractor include Northrop Grumman Corporation, Computer Sciences Corporation, Lockheed Martin Corporation, Raytheon Corporation, Affiliated Computer Services, Inc., and BAE Systems PLC, among others.

U.S. Government Contracts

     Approximately 99% of the Company’s fiscal year 2003 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services and other agencies of the DoD. The Company’s business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.

     Cost reimbursement contracts include cost plus fixed fee and cost plus award fee contracts. These contracts provide for reimbursement of costs, to the extent allocable and allowable under applicable regulations, and payment of a fee, which may either be fixed by the contract (cost plus fixed fee) or determined by the customer’s subjective evaluation of the Company’s work (cost plus award fee). Under U.S. Government regulations, certain costs, including financing costs, are not reimbursable. In a cost reimbursement contract, the Company can incur an actual loss only if unreimbursable costs exceed the fixed or award fee earned on the contract.

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

     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. Over 80% of the Company’s revenues are derived from contracts that are lower risk fixed price (level of effort); cost reimbursement; and fixed rate time and materials contracts. The distribution by contract type of the Company’s revenues in 2003 and 2002 is as follows (amounts in thousands, except percentages):

	2003		2002

	Amount	% of total	Amount	% of total

Cost reimbursement	$119,324	59%	$114,204	71%
Time and materials	41,735	20%	28,044	17%
Fixed price (level of effort)	3,461	2%	1,486	1%
Firm fixed price	38,126	19%	17,963	11%
Other	545	—	529	—

Total	$203,191	100%	$162,227	100%

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor’s indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency (“DCAA”) from time to time and the existence of higher priority projects. The Company’s indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2001 (fiscal year 2001). Indirect contract costs for periods subsequent to fiscal year 2001 have been recorded at amounts which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2002 will be audited and settled with the DCAA in fiscal year 2004, and that costs incurred in fiscal year 2003 will be audited and settled in fiscal year 2005.

     The Company’s contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. During 2003, the U.S. Government terminated for convenience one of the Company’s contracts. The total value of this contract was $0.1 million; accordingly, termination of this contract did not have a material effect on the Company’s financial condition or results of operations. There were no other terminations of programs or contracts in 2003 and the Company does not anticipate termination of any programs or contracts in 2004. However, no assurances can be given that such events will not occur. Changes in government procurement policies relative to small businesses or a significant reduction in government expenditures for services of the type provided by the Company would materially affect the revenues and income of the Company.

     In addition to the right of the U.S. Government to terminate contracts for convenience, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall DoD budget. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the Company’s business.

Backlog

     Funded annualized contract backlog represents all current contracts on which the Company expects to perform during fiscal 2004 for which the Company has received funding from its customer. Unfunded annualized contract backlog includes the expected value during 2004 of future incremental funding on existing contracts and on certain proposals where the Company expects a high probability of winning the procurement. Multi-year contract backlog represents total funded and unfunded contract backlog, without regard to when the relevant contracts will be performed. As a result of U.S. Government funding practices, most of the Company’s funded backlog at any given date is represented by work that will be performed within 12 months. The following table shows the Company’s annualized and multi-year contract backlog at the dates stated:

	December 28,	December 29,
	2003	2002

	(amounts in thousands)
Annualized contract backlog
Funded	$76,900	$60,500
Unfunded	126,200	114,100

Total annualized contract backlog	$203,100	$174,600

Multi-year contract backlog	$556,000	$459,000

     Although the Company’s backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government.

Competition

     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of the Company’s new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies that compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal. Additionally, a substantial number of contracts are competitively bid, which enables less established firms to capture contract awards based on price. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance in recent years. Under the government’s performance-based approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration.

     One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to evaluate bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on past performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See “Business-Industry Background” and “Business-Marketing.”

Patents and Proprietary Rights

     The Company, at present, holds a small number of patents. All of these patents are related to technology developed by the Company during the course of performing work on defense programs, some of which the Company plans to exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas is not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company’s personnel.

Employees

     Most of the Company’s employees are highly skilled and educated. Approximately 78% of the Company’s employees have college degrees, and 38% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer science and business and management. The Company’s professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.

     Many of the Company’s contracts require the Company and certain of our employees to obtain and maintain government security clearances. As of December 28, 2003, approximately 70% of our employees had security clearances.

     The Company’s primary resource is its technical staff and administrative personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2003 and 2002, the Company experienced a relatively low level of voluntary employee turnover as the result of the Company’s intensive efforts to reduce voluntary turnover and due to the economic downturn in the technology sector and in the global economy. In 2003, the Company was able to attract and hire approximately 250 full-time employees, replacing approximately 150 terminating employees, an increase of approximately 100 full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company’s employee stock ownership program, and maintain its other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2004.

     At December 28, 2003, the Company employed approximately 1000 equivalent full-time employees, approximately 80% of whom are based in the Company’s and its customers’ facilities in California, Virginia, and Alabama. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its employee relations are very good. The Company has not experienced any labor disputes or work stoppages during the last five years.

Available Information

     The Company’s web site address is www.sparta.com. The Company makes available free of charge on or through its Internet web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material, or furnishes it to, the Securities and Exchange Commission.

     In addition, the Company makes available free of charge on its Internet web site its code of ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, Controller, and other individuals performing similar functions. The Company intends to satisfy the disclosure requirements of Item 10 of Form 8-K (regarding amendments to, or waivers from, such code of ethics) by posting such information on its Internet web site.

RISK FACTORS

You should carefully consider the risks and uncertainties described below in your evaluation of the Company and its business. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be adversely affected and the price of our common stock could decline.

RISKS RELATED TO OUR INDUSTRY

Risks Related to Government Contracting

     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks to the Company. Some of the key provisions are summarized as follows:

☐	Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. Any failure of Congress to approve funding for any major program or contract, or any modification, curtailment, or termination of a major program or contract could have a material adverse effect on the Company’s financial condition and/or results of operations.

☐	Many of our multi-year contracts provide for the exercise by the government of unilateral options. There can be no assurance that the government will exercise such options.

☐	Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges may result in the Company incurring additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest were upheld, this could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on the Company’s financial condition and/or results of operations. During 2002, one of the Company’s competitors protested an award to the Company of a $37 million, five-year contract. As a result of the protest, the contracting agency placed a stop work order on the award, pending a U.S. General Accounting Office (GAO) decision on the protest. Subsequently, the GAO sustained the protest based on a source selection error in the cost/technical trade-off. The solicitation was remanded to the contracting agency for re-evaluation of source selection criteria. During 2003, the contracting agency revised the scope of work contemplated under this contract and solicited new proposals. In January 2004, the Company was awarded a $34 million, four-year contract. However, there can be no assurance that future protests of contract awards to the Company will be similarly resolved in the Company’s favor.

☐	U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by the Company, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. The Company has negotiated final indirect contract costs through fiscal year 2001. Indirect contract costs for periods subsequent to fiscal year 2001 have been recorded at amounts which the Company expects to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on the Company’s financial condition and/or results of operations.

☐	The Company is subject to regulations regarding potential Organizational Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor’s judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations where a contractor competing for award of a contract possesses proprietary information as a result of work performed on another contract, or source selection information that is relevant to the new contract but is not available to all competitors. In particular, contractors that perform systems engineering, requirements work, and technical analysis, as the Company does, may be precluded from being awarded a contract to supply the system or major components thereof. Violations of contractual OCI clauses could result in the U.S. Government terminating the contract for default. The Company carefully monitors its contracts and new business pursuits for potential OCI issues.

☐	A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the negotiation of certain contracts; Cost Principles and Cost Accounting Standards, which impose rules regarding the allowability and allocability of costs to U.S. Government contracts; and a variety of laws and regulations that govern the dissemination of information that is classified for national security purposes. These laws and regulations impose added costs on our business, and significantly affect the manner in which we conduct our business with our customers. Changes in or significant violations of these laws and regulations could result in unilateral downward adjustments to contract values, which could have a material adverse effect on the Company’s financial condition and/or results of operations.

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

     Additionally, some U.S. Government agencies have recently begun using firm fixed price contracts for procuring certain technical and analytical services provided by the Company. Historically, most of these services were performed under cost reimbursement or time and material contracts. Revenues on firm fixed price contracts comprised 19% of total revenues in 2003, compared with 11% in 2002. As noted under the caption “U.S. Government Contracts”, firm fixed price contracts involve greater performance risks. Although the Company has not experienced significant losses on firm fixed price technical and analytical service contracts to date, there can be no assurance that such performance will continue. If we fail to accurately estimate the ultimate costs under such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts.

     In addition, over the last few years, the government has implemented a performance-based approach to service contracting. Under this approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration. Performance-based service contracts are characterized by describing the contract requirements in terms of results required rather than the methods of performance of the work, setting measurable performance standards, evaluating contractor performance in a quality assurance plan, and identifying positive and negative incentives to induce improved quality performance. If we fail to perform well on a performance-based service contract, we could fail to meet the contract requirements, or the procuring agency may not exercise incentive options to extend the contract term. Such actions may have a material adverse effect on the Company’s financial condition and/or results of operation.

Competition in the Industry

     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of the Company’s new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost, and past performance. There are many companies that compete in the service, technology and research and development areas in which the Company is engaged, many of which are significantly larger and have more resources than the Company. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are generally minimal. If the Company is unable to compete effectively in this environment, there could be a material adverse effect on the Company’s financial position and/or results of operations.

Government Security Issues

     Many of the Company’s contracts require the Company and certain of our employees to obtain and maintain government security clearances. If we lose or are unable to obtain the required security clearances, our customer may terminate the related contract, or may decide not to renew it upon its expiration. Additionally, a breach in security procedures could result in negative publicity, impair the Company’s reputation, and prevent us from further accessing critically sensitive information. Such events could have a material adverse effect on the Company’s financial position and/or results of operations.

RISKS RELATED TO OUR BUSINESS

Concentration of Revenue with the U.S. Government

     The Company derives a substantial portion of its revenue from direct or indirect contracts with various U.S. Government agencies. During 2003, 99% of the Company’s revenue was derived from such contracts, and 49% of the Company’s revenue was derived from contracts related to BMD. In addition, government contracts and BMD programs comprised 99% and 45%, respectively, of the Company’s annualized contract backlog as of December 28, 2003. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position and/or results of operations. Among the factors that could affect our business are:

☐	Changes in budgets, appropriations or administrations affecting U.S. Government spending generally, or specific agencies with which we do business, or specific programs (such as BMD) in which we participate;

☐	Delays in the government’s appropriation process;

☐	Military conflict or international political crises that may result in funding limitations on the Company’s contract vehicles; and

☐	The impact on U.S. Government tax revenues of possible decline in the general economy.

Contract Performance Risks

     Performance under the Company’s contracts involves a number of risks. Failure to adequately assess the costs to be incurred on a contract could have a material adverse effect on the Company’s financial position and/or results of operations. Under our cost reimbursement contracts, we are generally allowed to recover approved costs plus a fixed or award fee. However, the total contract price may be subject to a maximum contract funding. To the extent we incur unallowable costs, or costs in excess of the funding limitation specified in the contract, we may not be able to recover such costs. Under our time and material contracts, we provide services at fixed hourly rates. If we miscalculate the costs of salaries, employee benefits, or other indirect costs, we are required to absorb the excess costs. Under our firm fixed price contracts, we assume the risk of performing the contract at a set price. If we fail to accurately estimate the ultimate costs under such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts. On occasion, the Company will incur costs on a project prior to formal definitization of the contract. If we are unable to recover such pre-contract costs, there could be a material adverse effect on the Company’s financial position and/or results of operations.

Loss of Small-Business Status

     Historically, the Company has qualified as a small business in most of its business areas because it had fewer than 1,000 employees, which is typically the principal requirement of the small business set-aside programs in which the Company participates. (For this purpose, the number of employees is computed as the average monthly employee count over the twelve months preceding submittal of the contract proposal, thus extending the eligibility period beyond that in which the Company first exceeds 1,000 employees.) As a result, pursuit of small business set-aside programs has been a key element of the Company’s strategy. The Company estimates that during 2003 it derived approximately 20% of its revenue from contracts that are small business set-asides or otherwise related to the Company’s status as a small business. Although the Company continued to qualify as a small business as of December 28, 2003, it expects to lose its small business eligibility during 2004.

     The U.S. Government is expected to continue its policy of establishing small business procurement objectives for the foreseeable future. Upon losing its small business status, the Company will no longer be eligible to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business. Furthermore, procuring agencies and prime contractors will no longer be able to consider contracts awarded to the Company in determining whether they have met their small business procurement objectives, although the Company will still be entitled to compete for such contracts based on technical, performance, cost, and other factors. Additionally, the U.S. Small Business Administration is encouraging — but not compelling — procuring agencies to require contractors to re-certify their small business status each year. To date, the Company has received no notices that it will be required to re-certify its small business status on any of its small business set-aside contracts. If the Company is unable to replace its existing small business set-aside contracts, or if procuring agencies and prime contractors decide to award follow-on contracts to other companies that qualify as a small business, there could be a material adverse effect on the Company’s financial position and/or results of operations.

     Additionally, upon losing its small business status, the Company will no longer be eligible for the small business exemption from compliance with the full range of Cost Accounting Standards. If the Company becomes subject to the full range of Cost Accounting Standards, this will impose added administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers. For example, there may be an impact on the methods we use to determine pricing for contract proposals, or the Company may need to revise certain of its government cost accounting practices to conform to Cost Accounting Standards. Such revisions could have a material adverse effect on the Company’s financial position and/or results of operations.

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

Customer Expectations and Relationships

     As a predominantly service-oriented business, much of the Company’s ability to expand our current business and generate future business is dependent upon meeting our customers’ expectations and managing our customer relationships. If we are unable to meet our customers’ expectations, we may lose future contract opportunities due to receipt of poor past performance evaluations; receive negative publicity that could adversely impact our reputation; or be subject to contract terminations for default. Such events could have a material adverse effect on the Company’s financial position and/or results of operations.

Reliance on Subcontractors and Prime Contractors

     A significant portion of the Company’s annual sales are derived from contracts in which a portion of the work is performed by subcontractors to the Company. As such, we rely on our subcontractors to perform a substantial portion of the work we are obligated to deliver to our customers. Additionally, the Company derives a significant portion of its revenue from work performed on subcontracts for other prime contractors. Failure of a subcontractor to deliver on its commitments to the Company, or of a prime contractor to deliver on its commitments to the ultimate customer, may significantly affect our ability to perform our obligations. Such subcontractor or prime contractor deficiencies could result in the U.S. Government terminating the contract for default, which could have a material adverse effect on the Company’s financial position and/or results of operations.

Estimated Contract Backlog

     Annualized and multi-year contract backlog, as reported in this Annual Report on Form 10-K, is comprised of funded backlog and unfunded backlog. Funded backlog represents all current contracts on which the customer has appropriated funds. Unfunded backlog represents management’s estimate of the expected value of future incremental funding on existing contracts (including contract options) or negotiated contracts. Although the Company’s backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that contracts included in our estimated backlog will result in actual revenues in any particular period, or that the actual revenues will equal the estimated contract value. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government, and are subject to the annual Congressional appropriations process.

Future Acquisitions

     Historically, the Company has relied on internally generated growth for substantially all of the Company’s growth. In the future, however, the Company may use strategic acquisitions to supplement internal growth or to rapidly establish itself in new markets. Acquisitions may pose additional risks to the Company, including:

☐	We may issue shares of the Company’s common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

☐	We may be unable to accurately assess the financial impact of an acquired business on the Company’s financial position and/or results of operations;

☐	We may be unable to novate, assign, or otherwise succeed to the acquired business’ U.S. Government contracts;

☐	We may be unable to effectively integrate the acquired business into our existing operations;

☐	We may be unable to retain key employees of the acquired business; and

☐	We may be required to devote disproportionate management or Company resources to negotiating, integrating, or financing an acquired business.

These, and other risks, may result in an acquisition having a material adverse effect on the Company’s financial position and/or results of operations.

Indemnification of Directors, Officers and Employees

     As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The Company has a Director and Officer insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. Accordingly, the Company believes the estimated fair value of these indemnification agreements is minimal. However, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. If the Company were required to provide indemnification payments under these agreements, it could have a material adverse effect on the Company’s financial position or results of operations.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Lack of Public Market; Restrictions on Transfer or Sale of Stock; Voluntary Repurchase Program

     There is no public market for the Company’s common stock, and the Company currently has no intention of registering its common stock on a public exchange for the foreseeable future. Moreover, the Company’s Amended and Restated Certificate of Incorporation imposes significant restrictions on the ability of stockholders to transfer or sell shares of the Company’s common stock (see “Market for Registrant’s Common Equity and Related Stockholder Matters - Repurchase Rights of the Company, Restrictions on Transferability”).

     The Company maintains a voluntary quarterly repurchase program, at the discretion of the Board of Directors, in order to provide a level of liquidity to its stockholders. However, the Company’s stockholders have no right to compel the Company to repurchase any of the stockholders’ shares. In addition, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. Finally, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation, which is designed to ensure that the Company’s repurchase of its shares from time to time does not materially impair the Company’s liquidity or financial condition. Accordingly, there can be no assurance that stockholders will be able to sell all of the shares they desire to sell.

Stock Price

     The Company’s stock price is determined by our Board of Directors, pursuant to a stock price formula that is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques (see “Market For Registrant’s Common Equity and Related Stockholder Matters - Formula Price”). As such, a trading market of buyers and sellers does not determine the Company’s stock price. The stock price formula may not necessarily include variables that reflect all financial and valuation criteria that may be relevant. Moreover, the results of the annual valuation, or other unanticipated events, may require the Company to modify the stock price formula in the future, in order to ensure that the stock price formula produces a price within an appropriate range of fair market value. All stock repurchases occur at the stock price determined by the Board of Directors. The Board of Directors believes that the stock price is within an appropriate range of fair market value. However, there can be no assurance that the stock price represents the value that would be obtained if our stock were publicly traded.

Future Returns on Common Stock

     There can be no assurance that the future returns on the Company’s common stock will be comparable to those achieved historically, nor can there be any assurance that the stock price will not decline. In addition, the Board of Directors has substantial discretion to modify the stock price formula. The mechanical application of the current stock price formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price (because the formula takes into account our earnings for the eight preceding quarters). However, the stock price could be subject to greater volatility in the future in the event of a significant change in the stock price formula.

Possible Retirement Plan Legislation

     Approximately 56% of the Company’s outstanding common stock is held by the Company’s retirement plan. Congress is considering legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Such legislation also may require the Company to repurchase certain shares currently held by the retirement plan, regardless of the Company’s self-imposed repurchase limitations. Enactment of such legislation may have a significant adverse effect on the Company’s liquidity and on the ability of the Company to continue to use its retirement plan as a principal component of the Company’s employee benefits package.

Leverage; Restrictive Debt Covenants

     As of December 28, 2003, the Company had long-term debt totaling $8.1 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.

     In addition, the Company is subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of the Company’s assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of December 28, 2003, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.

ITEM 2. PROPERTIES

     The Company’s corporate office, comprised of approximately 13,700 square feet of office space leased through May 2008, is located in Lake Forest, California. All of the Company’s other offices are also leased, and aggregate approximately 360,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, Lancaster, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; Omaha, Nebraska; Las Vegas, Nevada; and Arlington and Centreville, Virginia. Leases on these and other Company facilities expire at various times through 2010. The aggregate annual rent paid by the Company for all of its offices and facilities, during the fiscal year ended December 28, 2003, was approximately $5,661,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Lack of Public Market: Internal Repurchase Program

     The Company’s current employees and directors own substantially all of the outstanding common shares of the Company, and it is the Company’s policy to restrict ownership of the Company’s stock to its then current employees and directors, to the extent possible. Accordingly, the Company’s 1997 Stock Plan (the “Stock Plan”) and the Company’s Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company’s common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company’s securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of common stock owned by the Company’s stockholders, the Company has established and maintains a program which permits the Company’s stockholders to offer all, or any portion, of the shares they own for sale to the Company on February 21, May 21, August 21 or November 21, or at such other interim dates as the Board of Directors of the Company may designate from time to time (each a “Stock Repurchase Date”), at a per share price equal to the stock price as of such Stock Repurchase Date.

     The Company’s repurchase program is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares from time to time does not materially impair the Company’s liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.

     Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, to retain all stockholdings among active employees and directors. As of December 28, 2003, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.7%.

     In November 1994, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Science Applications International Corporation (“SAIC”). Under the terms of the Agreement, between November 1994 and August 1996, SAIC purchased a total of 569,000 shares of the Company’s redeemable preferred stock, at an aggregate price of $2.4 million. Beginning in May 1999, in connection with the quarterly stock repurchase program, the Company repurchased shares of the redeemable preferred stock held by SAIC. As of December 29, 2002, the Company had repurchased all such shares of redeemable preferred stock.

Stock Price

     The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time.

     The stock price formula, as currently in effect, provides that the stock price is equal to the sum of (i) a fraction, the numerator of which is the sum of the stockholders’ equity of the Company at the end of the fiscal quarter immediately preceding the date on which a stock price revision is to occur (“SE”), the aggregate principal amount of the long-term portion of the Company’s subordinated promissory notes at the end of such fiscal quarter (“SN”), and the aggregate exercise price of all stock options which were exercisable as of the end of such fiscal quarter (“CX”), and the denominator of which is the sum of the number of issued and outstanding shares of common stock and preferred stock of the Company (“SI”) and the number of shares of common stock issuable upon the exercise of stock options which are exercisable (“SV”) at the end of that fiscal quarter, and (ii) the product of 7 multiplied by the “future growth factor” (“FG”), multiplied by the average annual “earnings per share” of the Company for the eight fiscal quarters immediately preceding the price revision (“A”). (For this purpose, “earnings” is defined as net income (adjusted to exclude the effect of non-cash compensation expense associated with certain stock option exercises) plus the tax benefits to the Company from option exercises, and “shares” include both outstanding shares and shares subject to vested stock options.) The “future growth factor”, or “FG”, is the lesser of 1.5 or the number obtained by dividing (a) the sum of the Company’s contract gross profits for the four fiscal quarters immediately preceding the date on which the price revision occurs, and the projected contract gross profits for the four fiscal quarters immediately following the end of such prior period by (b) the Company’s contract gross profits during the eight fiscal quarters immediately preceding the price revision, and squaring the quotient so obtained. The formula stock price, expressed as an equation, is as follows:

Formula Price	=	SE + SN + CX	+ (7FG x A)

SI + SV

Where:

SE	=	Stockholders’ equity, which includes all common and preferred stock
SN	=	Aggregate principal amount of subordinated notes (long term portion)
CX	=	Aggregate exercise price of vested stock options
SI	=	Number of shares of common and preferred stock issued and outstanding
SV	=	Number of shares subject to vested stock options
FG	=	The lesser of 1.5 or contract gross profits over the past four fiscal quarters plus projected contract gross profits over the next four fiscal quarters divided by contract gross profits over the past eight fiscal quarters, the quotient of which is squared
A	=	Average annual “earnings per share” (as defined) for the preceding eight quarters

     For purposes of the formula, projected contract gross profits are determined by the Company’s Chief Executive Officer based on information provided monthly by the Company’s management concerning existing contracts in progress and contract proposals which have been sent to customers for evaluation and source selection. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and “probability of win” assessments. This information is reviewed and revised by the Company’s senior management before submission to the Chief Executive Officer.

     The stock price formula does not include liquidity as a factor in determining the stock price. However, it should be noted that any extended period of non-liquidity might require the Board of Directors to change the stock price formula to factor in the lack of liquidity. The stock price is reviewed periodically by reference to discounted cash flow analysis and other financial valuation techniques to determine if the formula produces a price within an appropriate range of fair market value. The results of the most recent review, conducted in April 2003, determined that, at that time, the formula was producing a price consistent with fair market value.

     The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the stock price has not been required.

     Immediately following each recalculation of the stock price, each of the Company’s stockholders is provided written notification of the new stock price, which notification sets forth in detail the calculations by which the new stock price has been determined.

Price Range of Common Stock

     Shares that are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder’s association with the Company, are repurchased at a price that is equal to the stock price then in effect. The following table sets forth information regarding the stock price of the common stock for the periods beginning on the dates indicated:

	Stock Price per Share of Common Stock

	2003	2002

January 21	$21.72	$19.20
April 21	23.87	20.56
July 21	24.57	20.50
October 21	26.14	20.43

     The current stock price, determined as of January 21, 2004, is $28.02 per share.

Dividend Policy

     The Company’s present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its stock and does not anticipate that it will do so in the foreseeable future. The Company’s bank loan agreement prohibits the payment of dividends by the Company without the bank’s prior consent.

Record Holders

     As of February 29, 2004, there were approximately 968 holders of record of the Company’s common stock.

Repurchase Rights of the Company, Restrictions on Transferability

     All shares of the Company’s common stock are subject to the Company’s right (but not obligation) to repurchase such shares in the event of a termination of the holder’s association with the Company. All shares of the Company’s common stock are also subject to (i) the Company’s right of first refusal to purchase such shares in the event a holder desires to transfer them to a third party, and (ii) other significant restrictions on transferability set forth in the Company’s Certificate of Incorporation. Substantially identical repurchase rights and transfer restrictions are contained in the Stock Plan and are applicable to all shares issued under that Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 28, 2003. These tables should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K.

	Operating Data for the Years Ended December 31(1)

	(amounts in thousands except EPS and share data)

	2003	2002	2001	2000	1999

Sales	$203,191	$162,227	$137,586	$126,766	$115,143
Costs and expenses	$192,002	$153,324	$129,184	$113,266	$108,988
Net income (2)	$11,189	$8,903	$8,402	$10,699	$6,155
Basic earnings per share	$2.23	$1.76	$1.54	$1.65	$0.85
Diluted earnings per share	$2.05	$1.60	$1.42	$1.52	$0.76
Weighted average common shares outstanding	5,448,675	5,341,079	5,450,455	5,995,223	6,204,923

	Balance Sheet Data as of December 31(1)

	(amounts in thousands)

	2003	2002	2001	2000	1999

Total assets	$76,958	$59,364	$57,152	$51,542	$43,185
Working capital	$34,806	$24,676	$25,331	$21,738	$13,827
Long term liabilities, including redeemable preferred stock	$6,003	$8,761	$12,230	$7,192	$7,189
Stockholders’ equity	$39,267	$25,002	$23,678	$25,608	$18,549

(1)  The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 28, 2003, December 29, 2002; December 30, 2001; December 31, 2000; and January 2, 2000. For ease of presentation of summary financial data, the year-ends have been presented as December 31.

(2)  Net income in 2000 includes the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company’s Raleigh Division.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with “Item 6 — Selected Financial Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the anticipated loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, and the availability of highly skilled and educated employees required by the Company, and other matters discussed under the caption “Risk Factors”. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

Overview

     The Company performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. DoD and various intelligence agencies. In 2003, the Company derived approximately 97% of its revenues from contracts with the DoD and various intelligence agencies. BMD programs contributed approximately 49% of total revenues. Other DoD programs, which contributed approximately 48% of total revenues, comprise a broad range of programs, including national and military intelligence, technical services, tactical hardware and software systems, and strategic and tactical space systems. The Company derived the remaining 3% of total revenues from various non-DoD government departments and agencies, such as Homeland Security and NASA, and from commercial programs.

     Profitability on government contracts is dependent upon many factors. One significant factor is the type of contract under which the work is performed. In 2003, the Company generated approximately 59%, 20% and 19% of its total revenues from cost reimbursement, time and materials, and firm fixed price contracts, respectively. Under cost reimbursement contracts, the Company’s revenues comprise allowable contract costs plus applicable fee, which, under the terms of the contract, may be fixed or determined based on the customer’s evaluation of the Company’s performance. Accordingly, under a cost reimbursement contract, the Company generally takes on less risk, and therefore generally earns a lower fee rate. Under time and materials contracts, the customer agrees to pay a specific negotiated rate for each hour worked on the contract and to reimburse materials at cost, and under firm fixed price contracts, the Company agrees to perform the work for a fixed price. Thus, the Company’s profitability on time and materials and firm fixed price contracts depends to a large extent on its ability to effectively manage the costs of contract performance. Because the Company takes on a greater degree of risk under such contracts, profit rates on such contracts can be higher than on cost reimbursement contracts. However, the Company is also at greater risk of realizing a loss on such contracts.

     Contract costs comprise both direct costs of performing work on the contract and allocable indirect costs. Direct costs include labor costs for employees working directly on the contract, the cost of subcontractors performing work on the contract, and the cost of materials and travel incurred in the course of contract performance. Indirect costs include fringe benefits for the Company’s employees, labor costs for employees supervising contract performance and for administrative functions, facility and equipment costs, and other similar costs incurred in the ordinary course of business. Indirect costs, as well as direct costs on cost reimbursement contracts, are subject to audit and adjustment. The Company’s contract costs have been audited and settled through fiscal 2001; contract costs incurred in periods subsequent to fiscal 2001 have been recorded at amounts which the Company expects to realize upon final settlement. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.

     Historically, the Company’s end-of-year annualized contract backlog, which totaled $203.1 million as of December 28, 2003, has generally been indicative of its revenues in the following year. Annualized contract backlog comprises customer funding on current contracts on which the Company expects to perform during fiscal 2004, plus the expected value during 2004 of future incremental funding on existing contracts and on certain proposals where the Company expects a high probability of winning the procurement. Although the Company’s backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, existing contracts are renewed, or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. U.S. Government contracts are also conditioned upon the continuing availability of congressional appropriations; new presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and/or results of operations.

Results of Operations

     The following tables present certain key operating data for the periods indicated:

	Operating Results

	(amounts in thousands, except percentages)

	2003	2002	2001

Sales	$203,191	$162,227	$137,586
Sales by business area, as a percentage of total sales
BMD	49%	43%	37%
Other DoD	48%	50%	49%
Non-DoD	3%	7%	14%
Gross profit (1)	$19,190	$15,289	$14,372
Gross profit as a percentage of costs(1)	10.4%	10.4%	11.7%
Income from operations	$18,135	$14,790	$13,776
Net income	$11,189	$8,903	$8,402

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

	2003	2002	2001

Gross profit	$19,190	$15,289	$14,372
Less unallowable expenses	(1,055)	(499)	(596)

Income from operations	$18,135	$14,790	$13,776

2003 compared to 2002

     Revenue increased 25%, from $162.2 million in 2002 to $203.2 million in 2003.

     The most significant contributor to the Company’s revenue growth has been in BMD programs, where revenue increased 42%, from $69.6 million in 2002 to $98.5 million in 2003. Although BMD continues to be a major focus of the current administration, in GFY 2003, BMD funding decreased approximately 5%. This did not, however, adversely affect the Company’s 2003 BMD revenues, as most of the decreases were in BMD program elements in which the Company does not have significant participation. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements. For example, revenue from providing support services to the MDA Advanced Systems Program increased from $10.6 million in 2002 to $19.5 million in 2003, largely as the result of several key contract awards during 2003.

     Revenue on other DoD programs increased 21%, from $80.8 million in 2002 to $98.0 million in 2003. The Company increased revenue on programs for a variety of intelligence agencies by $5.6 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. During 2003, the Company also increased revenue on a variety of training, logistics and programmatic support programs for the U.S. Army by $7.0 million.

     Revenue on non-DoD programs decreased 43%, from $11.8 million in 2002 to $6.7 million in 2003. During 2002, the Company lost the re-compete of its contract to provide a variety of engineering and other range support services to the NASA Dryden Flight Research Center. Revenue on this program decreased from $7.0 million in 2002 to $0.7 million in 2003.

     The gross profit rate (gross profit as a percentage of contract costs) in 2003 was 10.4%, equivalent with the gross profit rate experienced in 2002. The consistent gross profit rate is primarily attributable to two opposing factors. Revenue on BMD programs increased from 43% of total sales in 2002 to 49% in 2003. The gross profit rate on many of the Company’s BMD programs tends to be lower than on other programs, because subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs, due to the extensive use of teaming arrangements to meet customers’ needs. Offsetting the negative impact of program mix on the gross profit rate is the positive impact attributable to the mix of contract types. In 2003, firm fixed price contracts comprised 19% of total revenues, an increase from 11% in 2002. Because the Company bears greater risk on such contracts, the gross profit rate is generally higher.

     Net interest income increased slightly in 2003, primarily due to the decrease in long-term debt from $10.4 million in December 2002 to $8.1 million in December 2003 and to the increase in cash and cash equivalents from $17.8 million in 2002 to $28.4 million in 2003. Both the Company’s investments in cash equivalents and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2002 to 2003 had a minimal effect on net interest.

     The Company’s effective income tax rate was 39% and 40% in 2003 and 2002, respectively. The decrease in the effective rate in 2003 was attributable to a lower effective state tax rate.

2002 compared to 2001

     Revenue increased 18%, from $137.6 million in 2001 to $162.2 million in 2002.

     Revenue on BMD programs increased 38%, from $50.6 million in 2001 to $69.6 million in 2002. BMD continues to be a major focus of the administration, as reflected by an increase in BMD funding in GFY 2002 of approximately 45%. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements. For example, revenue on our contract to provide support services to the MDA Advanced Systems Program increased from $0.4 million in 2001 to $10.6 million in 2002.

     Revenue on other DoD programs increased 20%, from $67.2 million in 2001 to $80.8 million in 2002. During 2002, the Company commenced work on a new subcontract to provide electronic warfare systems testing services at the U.S. Air Force Flight Test Center, generating $6.7 million in revenue. Additionally, the Company increased revenue on programs for a variety of intelligence agencies by $3.8 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11.

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

     Net interest income decreased in 2002, primarily due to the increase in long-term debt from $9.0 million in December 2001 to $10.4 million in December 2002. Both the Company’s investments in cash equivalents and marketable securities and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2001 to 2002 had a minimal effect on net interest.

     The Company’s effective income tax rate was 40% in both 2002 and in 2001.

Backlog

     Funded annualized contract backlog represents all current contracts on which the Company expects to perform during fiscal 2004 for which the Company has received funding from its customer. Unfunded annualized contract backlog includes the expected value during 2004 of future incremental funding on existing contracts and on certain proposals where the Company expects a high probability of winning the procurement. Multi-year contract backlog represents total funded and unfunded contract backlog, without regard to when the relevant contracts will be performed. Historically, the Company’s end-of-year annualized contract backlog has generally been indicative of its revenues in the following year. For example, annualized contract backlog as a percentage of the following year’s sales was 86%, 88%, and 96%, in 2003, 2002, and 2001, respectively. Although the Company’s backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. Moreover, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and/or results of operations.

     The following table presents the Company’s annualized contract backlog as of the dates indicated:

	Year End Contract Backlog

	(amounts in thousands)

	2003	2002	2001

Annualized contract backlog
Funded	$76,900	$60,500	$31,700
Unfunded	126,200	114,100	111,600

Total annualized contract backlog	$203,100	$174,600	$143,300

Annualized contract backlog, by business area:
BMD	$90,800	$78,600	$57,500
Other DoD	105,100	89,000	71,900
Non-DoD	7,200	7,000	13,900

Total annualized contract backlog	$203,100	$174,600	$143,300

Multi-year contract backlog	$556,000	$459,000	$393,000

     The Company’s annualized contract backlog increased from $174.6 million in 2002 to $203.1 million in 2003, an increase of 16%. BMD annualized contract backlog increased $12.2 million, or 16%, from 2002 to 2003, as the Company has continued to generate growth in its BMD business base through penetration of other BMD program elements. Other DoD annualized contract backlog increased $16.1 million, or 18%, from 2002 to 2003. A portion of the increase in other DoD contract backlog is attributable to contract or task order awards on a variety of training, logistics, engineering and planning programs for the U.S. Army. Additionally, the Company experienced an increase in other DoD contract backlog on a variety of intelligence programs as a result of the government’s increased focus on intelligence stemming from the terrorist attacks of September 11. Non-DoD annualized contract backlog increased $0.2 million, or 3%, from 2002 to 2003, primarily due to the award of a subcontract to manufacture composite automotive components.

     The following highlights representative contract wins during 2003 that contributed to the increase in annualized contract backlog. For ID/IQ and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.

☐	Prime task order contract to provide targeting range hardware and service support to the Army Training and Doctrine Command, estimated value of $32.5 million over five years

☐	Subcontract to manufacture composite missile components, estimated value of $8 million over one year

☐	Subcontract to manufacture composite automotive components, estimated value of $7.5 million over three years

☐	Subcontract to support the MDA’s Program Integration Directorate, estimated value of $5.9 million over four years

☐	Prime contract to provide analytical support to the Missile Defense Agency’s (MDA’s) Hercules Decision Architecture program, estimated value of $44 million over 42 months

☐	Prime contract extension to continue support of the MDA Systems Engineering Deputate, estimated value of $20 million over seven months

☐	Various subcontracts to support the Army’s Future Combat Systems (FCS) program, estimated value of $13 million over terms ranging up to six years

☐	ID/IQ subcontract to support the Defense Threat Reduction Agency in their Weapons of Mass Destruction Defeat Modeling and Simulation program, estimated value of $5 to $7 million over seven years

☐	Prime contract for Integrated Systems Production and JRAAC Operations at the Missile and Space Intelligence Center, estimated value of $36.8 million over five years

☐	Prime ID/IQ contract to support the MDA’s Advanced Systems Technology Development, estimated value of $28.6 million over a one-year base period plus four one-year options

☐	ID/IQ subcontract to support the US STRATCOM Architecture and Mission Support Program, estimated value of $8 to $10 million over five years

☐	Contract to support the National Security Agency’s Cross Domain Solutions Program, estimated value of $5 million contract over a one-year base period plus three one-year options

☐	Prime contract extension to continue technical support to the MDA’s Systems Engineering and Battle Control Deputates, estimated value of $35 million over fifteen months

☐	Prime contract to provide systems engineering and technical analysis support to the MDA’s Force Structure Integration and Deployment program, estimated value of $34 million over a one-year base period plus three one-year options

Liquidity and Capital Resources

Overview

     The Company’s principal sources of capital for funding its operations are funds generated by ongoing business activities and proceeds from the exercise of stock options and the issuance of common stock. These sources may be augmented, as necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital are for the repurchase of stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

     U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s liquidity, working capital and days sales outstanding (“DSO”).

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2005. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at December 28, 2003. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at December 28, 2003.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of December 28, 2003, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.7%.

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

     The following table sets forth, for the periods indicated, selected financial information related to liquidity:

	Balance at December 31

	2003	2002	2001

Cash and cash equivalents	$28,384,000	$17,780,000	$10,303,000
Stockholders’ equity	$39,267,000	$25,002,000	$23,678,000
Subordinated notes payable	$8,110,000	$10,353,000	$8,974,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	62	64	69
Current ratio	2.1	2.0	2.2

Cash Flow Information

     During 2003, 2002, and 2001, the Company’s cash balances increased $10.6 million, $7.5 million and $3.2 million, respectively, when compared with the prior year end.

     Operating activities generated $21.5 million, $16.5 million, and $23.7 million in cash during 2003, 2002 and 2001, respectively. The Company generated net income of $11.2 million, $8.9 million and $8.4 million during 2003, 2002 and 2001, respectively. Non-cash expenses in 2003 totaled $8.0 million, of which $5.6 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. During 2002 and 2001, non-cash expenses totaled $7.3 million and $6.2 million, respectively, of which $4.4 million and $3.9 million were related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue this practice for the foreseeable future. In addition, the Company generated cash flow (in the form of a reduction in its tax liabilities) of $2.4 million, $1.8 million, and $1.7 million in 2003, 2002 and 2001, respectively, as a result of the income tax benefit relating to its stock compensation plans.

     During 2003, the Company generated $0.7 million in cash from working capital. Working capital provided by increases in accrued compensation as well as income taxes and other accounts payable was reduced by working capital used to fund an increase in accounts receivable. Despite the increase in accounts receivable from $31.9 million at December 29, 2002 to $37.6 million at December 28, 2003, accounts receivable did not increase at the same rate that revenue grew during 2003. Sales increased 25% while accounts receivable increased 18% from 2002 to 2003. During 2002, the Company used $1.6 million in cash for working capital, principally to fund an increase in accounts receivable. Although sales increased 18% from 2001 to 2002, accounts receivable did not increase at the same pace, increasing only 17% from $27.2 million at December 30, 2001 to $31.9 million at December 29, 2002. During 2001, the Company generated $8.3 million in cash from working capital, principally due to the 17% decrease in accounts receivable. The favorable working capital performance (relative to sales growth) is primarily a result of the reduction in average DSO from 69 days in 2001, to 64 days in 2002 and 62 days in 2003. The Company continues to emphasize rapid billing and collection of its receivables. However, there can be no assurance that the Company will be able to further reduce or maintain its average DSO.

     Capital expenditures totaled $3.6 million, $1.3 million and $1.9 million in 2003, 2002 and 2001, respectively. As a percentage of sales, capital expenditures totaled 1.8%, 0.8% and 1.4% in 2003, 2002 and 2001, respectively. The Company currently does not expect a significant change in its levels of capital expenditures.

     Proceeds from the issuance of common stock, including exercise of stock options, totaled $6.6 million, $4.7 million and $4.0 million in 2003, 2002 and 2001, respectively.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of approximately 497,000, 924,000, and 1,277,000 common shares in 2003, 2002, and 2001, respectively, totaling $11.6 million, $18.1 million, and $19.4 million in 2003, 2002, and 2001, respectively. Of these totals, $0.2 million, $3.5 million, and $9.3 million were repurchased in exchange for promissory notes during 2003, 2002 and 2001, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $2.4 million, $2.1 million, and $1.4 million in 2003, 2002 and 2001, respectively. The remaining shares were repurchased for cash.

     In November 1994, the Company entered into a Stock Purchase Agreement with SAIC. Under the terms of the Agreement, between November 1994 and August 1996, SAIC purchased a total of 569,000 shares of the Company’s redeemable preferred stock, at an aggregate price of $2.4 million. Beginning in 1999, in connection with the quarterly stock repurchase program, the Company repurchased shares of the redeemable preferred stock held by SAIC. The Company repurchased approximately 224,000 and 144,000 shares of preferred stock in 2002 and 2001, respectively, at a cost of $4.4 million and $2.4 million, respectively. As of December 29, 2002, the Company had repurchased all such outstanding shares of redeemable preferred stock.

     Approximately 56% of the Company’s outstanding common stock is held by the Company’s retirement plan. Congress is considering legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Enactment of such legislation may have a significant adverse effect on the Company’s liquidity.

     The Company had cash balances of $28.4 million as of December 28, 2003. Of this total, approximately $4.3 million is for funding of the Company’s 2003 profit sharing and 401(k) matching contributions to the Company’s retirement plan. This funding occurred in the first quarter of 2004.

     During 2003, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of December 28, 2003, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 28, 2003, contractual obligations are payable as follows:

	Payments Due by Period

	(amounts in thousands)

	Total	Current	1-3 years	4-5 years	After 5 years

Subordinated Promissory Notes	$8,110	$2,335	$5,282	$493	$0
Operating Leases	23,482	5,597	14,067	3,307	511

Total Contractual Obligations	$31,592	$7,932	$19,349	$3,800	$511

Critical Accounting Policies and Estimates

     The preceding discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the valuation of long-lived assets, income taxes, and the estimated fair value of the Company’s common stock. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes the following critical accounting policies and estimates affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

     Revenue recognition — Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2001. For years in which the Company’s costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     Valuation of long-lived assets — The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the asset, or the Company’s overall business strategy. The Company records an impairment charge when the carrying value of a long-lived asset exceeds the fair value of the asset.

     Income Taxes — The objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Significant judgment is required in assessing these future tax consequences. In addition, the Company is subject to examination by the Internal Revenue Service and state taxing authorities. The Company has recorded a liability for the estimated impact of adverse findings arising from these examinations. In the event the outcome of future tax consequences or adverse findings is significantly different, there could be a material impact on our financial position and/or results of operations.

     Estimated fair value of common stock — The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price is reviewed periodically by reference to discounted cash flow analysis and other financial valuation techniques to determine that the formula produces a price within an appropriate range of fair market value. The results of the most recent review, conducted in April 2003, determined that, at that time, the formula was producing a stock price consistent with fair market value. The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the formula stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the formula stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the formula stock price has not been required.

Effects of Inflation

     The majority of the Company’s contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include provisions for labor and other cost escalation in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, the effects of inflation have not significantly impacted net income as a percentage of revenues.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. Adoption of this statement did not have a material effect on the Company’s financial position and/or results of operations.

     In December 2003, the FASB replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this statement is not anticipated to have a material effect on the Company’s financial position and/or results of operations.

     In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting guidance on derivative instruments and hedging activities. In May 2003, the FASB issued SFAS 150, which addresses accounting for certain financial instruments that have characteristics of both liabilities and equity. The Company has not entered into derivative instruments covered by SFAS 149 or financial instruments covered by SFAS 150. Adoption of these statements did not have a material effect on the Company’s financial position and/or results of operations.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2003, the U.S. Government terminated for convenience one of the Company’s contracts. The total value of this contract was $0.1 million. Accordingly, termination of this contract did not have a material effect on the Company’s financial condition or results of operations. There were no other terminations of programs or contracts in 2003, and the Company does not anticipate termination of any programs or contracts in 2004. However, no assurances can be given that such events will not occur.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which are inherent in our financial instruments and which arise from transactions entered into in the normal course of business. The Company’s current market risk exposure is primarily interest rate risk. The Company currently does not transact business in foreign currencies, does not purchase or sell commodities, and does not invest in equity instruments. Therefore, management believes that the Company does not have significant foreign currency exchange rate risk, commodity price risk, or equity price risk.

     The Company’s exposure to interest rate risk relates primarily to the valuation of our investment portfolio, accounts receivable, and debt obligations, and to the computation of “facilities capital cost of money” (FCCM). FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance.

     The Company has established investment policies designed to protect the safety, liquidity and yield of our invested capital resources. These policies establish guidelines on acceptable instruments in which to invest, require diversification in the investment portfolio, and provide for maximum maturity dates. In addition, the Company does not invest in derivative financial instruments. As a result of these policies, the Company generally invests in financial instruments that mature in six months or less. Management believes that the short maturity periods limit the risk of principal loss due to a significant change in interest rates.

     During 2003 the Company maintained an average DSO of 62 days. Moreover, at December 28, 2003, long-term accounts receivable (contract retentions) comprised approximately $1.3 million, or 4% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.

     The Company did not borrow on its bank line of credit during 2003, and does not anticipate the need to borrow on this line in the foreseeable future. The Company’s only debt obligations as of December 28, 2003 are subordinated promissory notes issued in connection with the repurchase of common stock from certain shareholders. The principal balance of these subordinated promissory notes was $8.1 million at December 28, 2003. Because these notes bear interest at variable interest rates, the fair value of the notes is not materially different.

     FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM rates. Accordingly, in periods of declining interest rates, the Company’s FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues.

     The Company does not believe that there is significant interest rate risk related to its investments, subordinated promissory notes and cost of money. Based on the principal balances as of December 28, 2003, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased annual interest expense to the Company of approximately $240,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company’s FCCM rates, thereby mitigating the impact of the increased interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 28, 2003. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

     The information under the caption “Election of Directors” appearing in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2004 (the “Proxy Statement”) is incorporated herein by reference.

Information Regarding Audit Committee Financial Expert

     The information regarding the audit committee financial expert under the caption “Audit Committee” appearing in the Proxy Statement is incorporated herein by reference.

Information Regarding Executive Officers

     The information under the caption “Management” appearing in the Proxy Statement is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

     The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions “Compensation of Executive Officers”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

	December 28, 2003

			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,652,091	$19.41	5,777,696
Equity compensation plans not approved by security holders (1)	—	—	365,218

Total	2,652,091	$19.41	6,142,914

(1) The Company has a restricted stock compensation plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a “rabbi” trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of December 28, 2003, the Company had issued an aggregate of 134,782 shares under the plan, of which 38,701 were unvested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption “Principal Accounting Fees and Services” appearing in the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this Report on Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.

(3) The exhibits listed in the accompanying Index to Exhibits at pages 46-47 are filed as part of this Report on Form 10-K.

(b)	Reports on Form 8-K.

On October 21, 2003, the Company furnished a memorandum to its stockholders and its employees dated October 21, 2003 regarding “Third Quarter 2003 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $26.14 per share, and (2) revenues and net income for the fiscal quarter ended September 30, 2003. Pursuant to the Commission’s regulations, the foregoing information was disclosed on Form 8-K filed October 27, 2003.

Report of Independent Auditors

To the Board of Directors and Stockholders of SPARTA, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 10, 2004

CONSOLIDATED BALANCE SHEET
            at December 31

	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$28,384,000	$17,780,000
Receivables, net	37,555,000	31,883,000
Prepaid expenses	555,000	614,000

Total current assets	66,494,000	50,277,000
Equipment and improvements, net	8,367,000	7,054,000
Other assets	2,097,000	2,033,000

TOTAL ASSETS	$76,958,000	$59,364,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$17,410,000	$12,805,000
Accounts payable and other accrued expenses	8,658,000	7,757,000
Current portion of subordinated notes payable	2,335,000	2,258,000
Income taxes payable	2,360,000	1,454,000
Deferred income taxes	925,000	1,327,000

Total current liabilities	31,688,000	25,601,000
Subordinated notes payable	5,775,000	8,095,000
Deferred income taxes	228,000	666,000
Commitments and contingencies (Note 7)
Redeemable preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
Stockholders’ equity
Common stock, $.01 par value; 25,000,000 shares authorized; 6,498,916 and 5,719,162 shares issued; 5,078,107 and 4,795,213 shares outstanding	65,000	57,000
Additional paid-in capital	50,234,000	35,559,000
Retained earnings	18,723,000	7,534,000
Treasury stock, at cost	(29,755,000)	(18,148,000)

TOTAL STOCKHOLDERS’ EQUITY	39,267,000	25,002,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,958,000	$59,364,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
            for the three years in the period ended December 31

	2003	2002	2001

Sales	$203,191,000	$162,227,000	$137,586,000

Costs and expenses:
Labor costs and related benefits	101,988,000	85,336,000	71,496,000
Subcontractor costs	64,928,000	44,670,000	37,594,000
Facility costs	10,662,000	11,094,000	9,400,000
Travel and other	7,478,000	6,337,000	5,320,000

Total costs and expenses	185,056,000	147,437,000	123,810,000

Income from operations	18,135,000	14,790,000	13,776,000
Interest income	(214,000)	(288,000)	(542,000)
Interest expense	154,000	239,000	314,000

Income before provision for taxes on income	18,195,000	14,839,000	14,004,000
Provision for taxes on income	7,006,000	5,936,000	5,602,000

Net income	$11,189,000	$8,903,000	$8,402,000

Basic earnings per share	$2.23	$1.76	$1.54

Diluted earnings per share	$2.05	$1.60	$1.42

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
            for the three years in the period ended December 31

				Retained
	Common Stock		Additional	Earnings
			Paid-in	(Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit)	Stock	Total

Balance at December 31, 2000	5,540,078	$55,000	$21,329,000	$4,224,000	$0	$25,608,000
Issuance of common stock	808,075	8,000	7,938,000			7,946,000
Acquisition of treasury stock					(19,415,000)	(19,415,000)
Retirement of treasury stock	(1,276,589)	(13,000)	(6,307,000)	(13,095,000)	19,415,000
Accretion of redeemable preferred stock				(558,000)		(558,000)
Tax benefit relating to stock plan			1,695,000			1,695,000
Net income				8,402,000		8,402,000

Balance at December 31, 2001	5,071,564	50,000	24,655,000	(1,027,000)	0	23,678,000
Issuance of common stock	647,598	7,000	9,129,000			9,136,000
Acquisition of treasury stock					(18,148,000)	(18,148,000)
Accretion of redeemable preferred stock				(342,000)		(342,000)
Tax benefit relating to stock plan			1,775,000			1,775,000
Net income				8,903,000		8,903,000

Balance at December 31, 2002	5,719,162	57,000	35,559,000	7,534,000	(18,148,000)	25,002,000
Issuance of common stock	779,754	8,000	12,229,000			12,237,000
Acquisition of treasury stock					(11,607,000)	(11,607,000)
Tax benefit relating to stock plan			2,446,000			2,446,000
Net income				11,189,000		11,189,000

Balance at December 31, 2003	6,498,916	$65,000	$50,234,000	$18,723,000	$(29,755,000)	$39,267,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
           for the three years in the period ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net income	$11,189,000	$8,903,000	$8,402,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,370,000	2,107,000	2,099,000
Loss on disposal of equipment	15,000	744,000	175,000
Stock-based compensation and benefits	5,605,000	4,419,000	3,910,000
Tax benefit relating to stock plan	2,446,000	1,775,000	1,695,000
Deferred income taxes	(840,000)	168,000	(848,000)
Change in assets and liabilities:
Receivables, net	(5,672,000)	(4,733,000)	5,549,000
Prepaid expenses	59,000	(219,000)	304,000
Other assets	(64,000)	(62,000)	92,000
Accrued compensation	4,605,000	2,209,000	2,955,000
Accounts payable and other accrued expenses	901,000	1,780,000	(1,524,000)
Income taxes payable	906,000	(595,000)	938,000

Net cash provided by operating activities	21,520,000	16,496,000	23,747,000

Cash flows from investing activities:
Purchases of equipment and improvements	(3,558,000)	(1,299,000)	(1,881,000)
Sales (purchases) of short-term investments		8,727,000	(8,727,000)
Acquisition, net of cash acquired	(140,000)

Net cash provided by (used in) investing activities	(3,698,000)	7,428,000	(10,608,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,632,000	4,717,000	4,037,000
Redemption of preferred stock		(4,395,000)	(2,412,000)
Purchases of treasury stock	(11,424,000)	(14,698,000)	(10,121,000)
Principal payments on subordinated notes payable	(2,426,000)	(2,071,000)	(1,422,000)

Net cash used in financing activities	(7,218,000)	(16,447,000)	(9,918,000)

Net increase in cash and cash equivalents	10,604,000	7,477,000	3,221,000
Cash and cash equivalents at beginning of year	17,780,000	10,303,000	7,082,000

Cash and cash equivalents at end of year	$28,384,000	$17,780,000	$10,303,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$164,000	$246,000	$338,000

Income taxes	$4,546,000	$4,623,000	$3,885,000

Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$183,000	$3,450,000	$9,295,000

The accompanying notes are an integral part
of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Summary of
Significant Accounting Policies:

a)	Description of business - SPARTA, Inc. (“the Company”), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

b)	Principles of consolidation - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

c)	Use of estimates in preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and the valuation of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue recognition - Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2001. For years in which the Company’s costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

Valuation of long-lived assets — The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the acquired asset, or the Company’s overall business strategy. The Company records an impairment charge when the carrying cost of the long-lived asset exceeds the fair value of the asset.

d)	Fiscal year — The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last three fiscal years ended on December 28, 2003, December 29, 2002, and December 30, 2001, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2003, 2002 and 2001.

e)	Equipment and improvements - Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms.

f)	Income taxes - The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

g)	Cash and cash equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $28,186,000 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$17,593,000 of money market funds and commercial paper as of December 31, 2003 and 2002.

h)	Short-term investments - Short-term investments include highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company’s intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet. There were no short-term investments outstanding as of December 31, 2003 and 2002.

i)	Redeemable preferred stock - Redeemable preferred stock activity for the periods indicated is as follows:

	Shares	Amount

Balance, December 31, 2000	367,780	5,907,000
Redemption	(144,098)	(2,412,000)
Accretion		558,000

Balance, December 31, 2001	223,682	4,053,000
Redemption	(223,682)	(4,395,000)
Accretion		342,000

Balance, December 31, 2002	0	$0

During 2002, the Company repurchased all of the remaining outstanding shares of redeemable preferred stock. Prior to the redemption of the remaining shares of redeemable preferred stock, the Company was required to repurchase such shares at the holder’s option, based on the Company’s common stock price. Accordingly, shares of redeemable preferred stock are recorded in the consolidated balance sheet at accreted value. Shares of redeemable preferred stock are automatically converted to shares of the Company’s common stock under certain conditions. Holders of redeemable preferred stock do not have voting rights or dividend preference rights.

The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. Amounts paid by the Company under such agreements were $12,831,000, $8,023,000 and $7,993,000 for the years ended 2003, 2002 and 2001 respectively. The amounts received under such agreements were $747,000, $825,000 and $486,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s accounts payable to and accounts receivable balances from the preferred stockholder were $707,000 and $110,000, respectively, at December 31, 2003, and $473,000 and $346,000, respectively, at December 31, 2002.

j)	Treasury stock - Treasury stock is shown at cost, and consists of 1,420,809 and 923,949 shares of common stock at December 31, 2003 and December 31, 2002, respectively. All treasury stock acquired in 2001 was retired as of the end of the year. The Company has the right, but not the obligation, to repurchase the stockholdings of all individuals who terminate their association with the Company (as defined). Repurchases of outstanding common stock in exercise of this right and at quarterly repurchase periods are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques. The stock prices and valuation dates were as follows:

	2003	2002	2001

January 21	$21.72	$19.20	$15.71
April 21	23.87	20.56	16.49
July 21	24.57	20.50	17.41
October 21	26.14	20.43	18.12

k)	Earnings per share (EPS) – Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the restricted stock compensation plan. Accretion of redeemable preferred stock is deducted from net income available to common stockholders in computing both basic and diluted earnings per share. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

2003	Income	Shares	EPS

Net income	11,189,000
Less accretion	0

Basic EPS	11,189,000	5,013,328	$2.23

Dilutive effect:
Stock options		361,460
Restricted stock		73,887

Diluted EPS	$11,189,000	5,448,675	$2.05

2002	Income	Shares	EPS

Net income	$8,903,000
Less accretion	(342,000)

Basic EPS	8,561,000	4,863,209	$1.76

Dilutive effect:
Stock options		387,846
Restricted stock		90,024

Diluted EPS	$8,561,000	5,341,079	$1.60

2001	Income	Shares	EPS

Net income	$8,402,000
Less accretion	(682,000)

Basic EPS	7,720,000	4,997,912	$1.54

Dilutive effect:
Stock options		357,393
Restricted stock		95,150

Diluted EPS	$7,720,000	5,450,455	$1.42

l)	Disclosures about fair value of financial instruments - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s subordinated notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

m)	Accounting for stock-based compensation - The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	2003	2002	2001

Net income As reported	$11,189,000	$8,903,000	$8,402,000
Add after-tax stock-based compensation expense included in determining net income	1,488,000	743,000	645,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(2,566,000)	(1,640,000)	(1,285,000)

Pro forma net income	$10,111,000	$8,006,000	$7,762,000

Basic EPS
As reported	$2.23	$1.76	$1.54
Pro forma	2.02	1.65	1.42
Diluted EPS
As reported	2.05	1.60	1.42
Pro forma	1.86	1.50	1.30

n)	New accounting standards - In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. Adoption of these statements did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB replaced FIN 46 with FIN 46R to clarify the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R was effective for all public entities that have interest in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Adoption of this statement is not anticipated to have a material effect on the Company’s financial position and/or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Receivables

Receivables are comprised as follows:

	2003	2002

Billed	$19,777,000	$18,089,000
Unbilled	17,778,000	13,794,000

	$37,555,000	$31,883,000

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company derived 99%, 99% and 97% of its revenues from such customers for the years ended December 31, 2003, 2002 and 2001, respectively, and accounts receivable from such customers comprised 96% and 99% of total accounts receivable as of December 31, 2003 and 2002. The Company believes that the credit risk associated with these receivables is minimal.

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

Costs incurred in advance of contract funding, estimated award fees, and claimed costs associated with terminated contracts, included in unbilled receivables, amounted to $2,384,000 and $3,284,000 at December 31, 2003 and 2002, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

Contract retentions of $1,310,000 and $1,443,000 in 2003 and 2002, respectively, are included in other assets.

Note 3 — Equipment and Improvements

Equipment and improvements are comprised as follows:

	2003	2002

Computer equipment including purchased software	$10,961,000	$9,243,000
Office furniture and equipment	5,913,000	5,500,000
Leasehold improvements	2,880,000	2,284,000

	19,754,000	17,027,000
Less accumulated depreciation and amortization	(11,387,000)	(9,973,000)

	$8,367,000	$7,054,000

Note 4 — Accrued Compensation

Accrued compensation is comprised as follows:

	2003	2002

Accrued bonus payable	$6,382,000	$3,653,000
Accrued profit sharing	4,275,000	3,635,000
Accrued payroll	6,753,000	5,517,000

	$17,410,000	$12,805,000

Note 5 — Notes Payable

At December 31, 2003, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 1, 2005. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (4.0% at December 31, 2003). The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 2003. There were no outstanding borrowings under the line of credit as of December 31, 2003 or 2002.

The Company has the right, but not the obligation, to repurchase shares of common stock held by terminated employees. At December 31, 2003 and 2002, the Company had outstanding unsecured notes payable arising from such repurchases. Subordinated notes payable as of December 31, 2003 and 2002 includes $2.1 million and $2.6 million, respectively, that was payable to a director of the Company. The notes were issued with original terms ranging from three to seven years, and mature in varying amounts through 2009. Such notes are subordinated to borrowings under the bank line of credit. The subordinated notes payable accrue interest at the lesser of the prime rate, the Federal Funds target rate (1.0% at December 31, 2003) or 10%.

	2003	2002

Subordinated notes payable	$8,110,000	$10,353,000
Less: Current portion	(2,335,000)	(2,258,000)

	$5,775,000	$8,095,000

The maturities of subordinated notes payable during each fiscal year are as follows: 2005 — $2,281,000, 2006 — $1,818,000, 2007 — $1,183,000, 2008 - $440,000, 2009 — 53,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Income Taxes

The provision (benefit) for taxes on income is as follows:

	2003	2002	2001

Current:
Federal	$4,298,000	$3,162,000	$3,844,000
State	1,102,000	831,000	911,000

	5,400,000	3,993,000	4,755,000

Deferred:
Federal	(720,000)	145,000	(718,000)
State	(120,000)	23,000	(130,000)

	(840,000)	168,000	(848,000)

Exercise of stock options not treated as a reduction of income tax expense	2,446,000	1,775,000	1,695,000

	$7,006,000	$5,936,000	$5,602,000

Deferred tax (liabilities) assets are comprised of the following:

	2003	2002

Accelerated depreciation	$(153,000)	$(773,000)
Unbilled accounts receivable	(2,204,000)	(2,260,000)
Accrued expenses and reserves	435,000	268,000
Accrued compensation and benefits	682,000	667,000
Other	87,000	105,000

	$(1,153,000)	$(1,993,000)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	2003	2002	2001

Provision for income taxes at statutory rate	$6,186,000	$5,045,000	$4,878,000
State income taxes, net of federal benefit	861,000	705,000	612,000
Other	(41,000)	186,000	112,000

	$7,006,000	$5,936,000	$5,602,000

The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital.

Note 7 — Commitments and Contingencies

a) Lease commitments — The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases was $5,912,000, $5,606,000 and $5,060,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease commitments under non-cancelable operating leases at December 31, 2003 are as follows:

Fiscal	Lease
Year Ending	Commitment

2004	$5,597,000
2005	5,106,000
2006	4,892,000
2007	4,069,000
2008	2,642,000
Thereafter	1,176,000
$23,482,000

b) Other commitments and guarantees — The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock purchased. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2003 and 2002, there were no such loans outstanding under this arrangement.

As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally our business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

c) Litigation — The Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 8 — Stock Options and Benefit Plans

The Company has a stock option plan that authorizes the granting of options to employees and directors to purchase unissued common stock subject to certain conditions, such as continued employment. Options are granted at the current stock price of the Company’s common stock at the date of grant, generally become exercisable one year to three years from the date of grant, and expire in four years.

Activity during the years ended December 31, 2003, 2002 and 2001 under the plan was as follows:

		Weighted
		Average
		Exercise	Total
	Number of	Price per	Option
	Shares	Share	Value

December 31, 2000	2,106,515	$10.53	$22,179,000
Granted	900,487	16.91	15,230,000
Forfeited or expired	(125,320)	12.92	(1,619,000)
Exercised	(564,282)	6.96	(3,928,000)

December 31, 2001	2,317,400	13.75	31,862,000
Granted	826,659	20.01	16,543,000
Forfeited or expired	(207,682)	15.03	(3,121,000)
Exercised	(412,694)	10.87	(4,487,000)

December 31, 2002	2,523,683	16.16	40,797,000
Granted	805,692	24.98	20,130,000
Forfeited or expired	(142,963)	17.58	(2,514,000)
Exercised	(534,321)	13.00	(6,944,000)

December 31, 2003	2,652,091	$19.41	$51,469,000

Options for 806,720, 612,576 and 384,707 shares were exercisable at December 31, 2003, 2002 and 2001, respectively.

The following information applies to options outstanding and exercisable at December 31, 2003:

Options outstanding at December 31, 2003

			Weighted-
Range		Weighted-	Average
Of Exercise	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life

$11.60-$16.05	819,484	$14.64	1 Years
$17.07-$21.32	1,099,386	$19.10	3 Years
$23.84-$26.14	733,221	$25.19	4 Years

Options exercisable at December 31, 2003

Range		Weighted-
Of Exercise	Number	Average
Prices	Exercisable	Exercise Price

$11.60-$16.05	477,760	$14.03
$17.07-$21.32	323,204	$18.51
$23.84-$26.14	5,756	$25.57

There have been no charges to income in connection with the issuance of options. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital.

In order to compute the pro forma disclosures of the impact on net income of accounting for stock options in accordance with SFAS 123 (see Note 1(m)), the fair value of each option is estimated at the time of grant as its minimum value. The minimum value is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 3.0%, 4.0% and 5.0% for 2003, 2002 and 2001 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during 2003, 2002 and 2001 was $2.67, $2.91 and $3.00, respectively.

As of December 31, 2003, 2002 and 2001, 5,777,696, 6,583,388, and 7,410,047 shares, respectively, were reserved for future issuance under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of common stock which become fully vested over five years. Shares are forfeited if the participant leaves the Company prior to vesting. During 2003, 11,048 shares of restricted stock were granted when the estimated stock price was $21.72 per share. During 2002, 7,292 shares of restricted stock were granted when the estimated stock price was $19.20 per share. During 2001, 8,274 shares of restricted stock were granted when the estimated stock price was $15.71 per share. The Company recognized compensation expense of $155,000, $142,000, and $144,000 in 2003, 2002 and 2001, respectively.

The Company pays a portion of its annual bonuses in the form of common stock. For the years ended December 31, 2003, 2002 and 2001, stock bonuses of $1,915,000, $1,096,000, and $931,000 were earned and charged to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense. Annual bonuses are generally paid in the first quarter of the subsequent year. For the years ended December 31, 2003, 2002 and 2001, 50,447, 48,474, and 57,766 shares, totaling $1,096,000, $931,000, and $908,000, respectively, were issued under the bonus plan.

The Company has a defined contribution profit sharing plan for certain eligible employees. The Company’s discretionary contributions to this plan for the years ended December 31, 2003, 2002 and 2001 were $7,920,000, $6,443,000, and $5,401,000, respectively. A portion of the contributions to the plan was in the form of common stock. For the years ended December 31, 2003, 2002 and 2001, 161,056, 161,163, and 163,787 shares, totaling $3,789,000, $3,219,000, and $2,738,000, respectively, were contributed to the plan.

The Company also offers certain eligible employees the option to contribute to a deferred compensation 401(k) plan. The Company makes a discretionary matching contribution of Company stock. For the years ended December 31, 2003, 2002 and 2001, 6,442, 13,068, and 13,966 shares, totaling $155,000, $265,000, and $237,000 respectively, were contributed to the plan.

In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $410,000 for the year ended December 31, 2003.

Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At December 31, 2003 and 2002, the outstanding principal balance of these notes were $781,000 and 465,000, respectively, and are included as an offset to additional paid-in capital.

Note 9 — Quarterly Financial Data (unaudited)

(amounts in thousands, except per share amounts) (1)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Sales	$47,148	$50,971	$49,397	$55,675
Costs and expenses	42,960	46,640	45,030	50,366
Income tax	1,675	1,803	1,778	1,750

Net income	$2,513	$2,528	$2,589	$3,559

Basic earnings per share	$0.51	$0.51	$0.52	$0.69

Diluted earnings per share	$0.47	$0.47	$0.48	$0.63

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter

Sales	$35,928	$40,746	$42,911	$42,642
Costs and expenses	32,515	36,791	39,411	38,671
Income tax	1,365	1,582	1,400	1,589

Net income	$2,048	$2,373	$2,100	$2,382

Basic earnings per share	$0.38	$0.45	$0.43	$0.49

Diluted earnings per share	$0.35	$0.41	$0.39	$0.45

(1)  Net income per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year net income per common share amount.

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

Signature	Title	Date

/s/ Wayne R. Winton Wayne R. Winton	Chairman of the Board and Director	March 11, 2004

/s/ Robert C. Sepucha Robert C. Sepucha	Director	March 11, 2004

/s/ R. Steve McCarter R. Steve McCarter	Director	March 11, 2004

/s/ Carl T. Case Carl T. Case	Director	March 11, 2004

/s/ John O. Carroll John O. Carroll	Director	March 11, 2004

/s/ William E. Cook William E. Cook	Director	March 11, 2004

/s/ Rockell N. Hankin Rockell N. Hankin	Director	March 11, 2004

/s/ Roy J. Nichols Roy J. Nichols	Director	March 11, 2004

/s/ John L. Piotrowski John L. Piotrowski	Director	March 11, 2004

/s/ Gerald A. Zionic Gerald A. Zionic	Director	March 11, 2004

/s/ David E. Schreiman David E. Schreiman	Chief Financial Officer (Principal Accounting Officer)	March 11, 2004

INDEX TO EXHIBITS

Number	Description

3.1(4)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company, as currently in effect

3.3(1)	Form of Certificate for Common Stock

10.1(2)	Forms of Nonqualified Stock Option Agreement, Stock Bonus Agreement and Stock Purchase Agreement for use under 1987 SPARTA, Inc. Nonqualified Stock Option Plan

10.2(2)	SPARTA, Inc. Profit Sharing Plan — 1994 Restatement

10.3(1)	Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)	Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.18(3)	1997 Stock Plan

10.19(3)	Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.20(4)	Asset Transfer Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.21(4)	Advisory Services Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.22(4)	Security Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.23(4)	Software License Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.24(4)	Trademark Assignment Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.25(5)	SPARTA, Inc. Stock Compensation Plan

10.26(5)	SPARTA, Inc. Stock Compensation Plan Trust

10.27(6)	First Amended and Restated Loan Agreement dated June 14, 2002, between the Company and Union Bank of California, N.A.

10.28(6)	Commercial Promissory Note dated June 14, 2002, between the Company and Union Bank of California, N.A

10.29(6)	Security Agreement dated June 14, 2002, between the Company and Union Bank of California, N.A.

10.30(7)	Second Amended and Restated Loan Agreement dated September 22, 2003 between the Company and Union Bank of California, N.A.

10.31(7)	Commercial Promissory Note dated September 22, 2003 between the Company and Union Bank of California, N.A.

14	Standards of Business Conduct

22.	The Company’s only subsidiary is ST SPARTA, Inc., a California corporation that is wholly-owned by the Company.

23.	Consent of PricewaterhouseCoopers LLP

Number	Description

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10K for the year ended December 31, 1993.

(3)	Incorporated herein by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-8 (Commission File No. 333-72541).

(4)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(6)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.