Form 10-Q
period 2004-04-04
SPARTA INC /DE
filed 2004-05-12
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended April 4, 2004

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

As of April 4, 2004 the registrant had 5,218,996 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED APRIL 4, 2004

PART I

Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$15,495,000	$26,711,000
Receivables, net	44,627,000	37,555,000
Prepaid expenses	1,095,000	555,000

Total current assets	61,217,000	64,821,000
Equipment and improvements, net	8,698,000	8,367,000
Other assets	2,135,000	2,097,000

Total Assets	$72,050,000	$75,285,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$9,082,000	$17,410,000
Accounts payable and other accrued expenses	7,050,000	6,985,000
Current portion of subordinated notes payable	2,325,000	2,335,000
Income taxes payable	2,290,000	2,360,000
Deferred income taxes	925,000	925,000

Total current liabilities	21,672,000	30,015,000
Subordinated notes payable	5,165,000	5,775,000
Deferred income taxes	228,000	228,000
Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 6,833,851 and 6,498,916 shares issued; 5,218,996 and 5,078,107 shares outstanding	68,000	65,000
Additional paid-in capital	57,920,000	50,234,000
Retained earnings	22,025,000	18,723,000
Treasury stock, at cost	(35,028,000)	(29,755,000)

Total stockholders’ equity	44,985,000	39,267,000

Total Liabilities and Stockholders’ Equity	$72,050,000	$75,285,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,
	2004	2003
Sales	$54,805,000	$47,148,000

Costs and expenses:
Labor costs and related benefits	30,140,000	24,412,000
Subcontractor & other costs	14,277,000	14,572,000
Facility costs	3,182,000	2,474,000
Travel and other	1,643,000	1,500,000

Total costs and expenses	49,242,000	42,958,000

Income from operations	5,563,000	4,190,000
Interest income	(85,000)	(62,000)
Interest expense	53,000	64,000

Income before provision for taxes on income	5,595,000	4,188,000
Provision for taxes on income	2,293,000	1,675,000

Net income	$3,302,000	$2,513,000

Basic earnings per share	$0.64	$0.51

Diluted earnings per share	$0.58	$0.47

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31
	2004	2003
Cash flows from operating activities:
Net income	$3,302,000	$2,513,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562,000	470,000
Loss on sale of equipment	7,000	—
Stock-based compensation	3,908,000	2,338,000
Tax benefit relating to stock plan	605,000	721,000
Changes in assets and liabilities:
Receivables, net	(7,072,000)	(720,000)
Prepaid expenses	(540,000)	(373,000)
Other assets	(38,000)	62,000
Accrued compensation	(8,328,000)	(5,770,000)
Accounts payable and other accrued expenses	65,000	(2,236,000)
Income taxes payable	(70,000)	457,000

Net cash used for operating activities	(7,599,000)	(2,538,000)

Cash flows from investing activities:
Purchases of equipment and improvements	(900,000)	(219,000)
Purchase of short-term investments	—	(1,000,000)

Net cash used for investing activities	(900,000)	(1,219,000)

Cash flows from financing activities:
Proceeds from issuance of stock	3,176,000	1,848,000
Cash purchases of treasury stock	(5,273,000)	(3,118,000)
Principal payments on subordinated notes payable	(620,000)	(566,000)

Net cash used for financing activities	(2,717,000)	(1,836,000)

Net decrease in cash	(11,216,000)	(5,593,000)
Cash and cash equivalents at beginning of period	26,711,000	17,780,000

Cash and cash equivalents at end of period	$15,495,000	$12,187,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,000	$64,000
Income taxes	$1,757,000	$548,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$—	$183,000

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

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53 week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52 week period ended December 28, 2003. The first quarter of fiscal 2004 comprised the 14 weeks ended April 4, 2004, whereas the corresponding first quarter in fiscal 2003 comprised the 13 weeks ended on March 30, 2003. To aid the reader of the financial statements, the year-end has been presented as December 31, 2003 and the three-month period ends have been presented as March 31, 2004 and March 31, 2003.

     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2004 and March 31, 2003 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentation.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C – Computation of Earnings Per Share

	Three months ended March 31,
	2004	2003
Basic EPS
Net income	$3,302,000	$2,513,000

Weighted average shares outstanding	5,183,906	4,946,425
Per share amounts	$0.64	$0.51

Dilutied EPS
Net income	$3,302,000	$2,513,000

Weighted average shares outstanding	5,183,906	4,946,425
Stock options	416,287	313,134
Restricted stock	61,613	73,887

	5,661,806	5,333,446
Per share amounts	$0.58	$0.47

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

	Three months ended March 31
	2004	2003
Net income
As reported	$3,302,000	$2,513,000
Add after-tax stock-based compensation expense included in determining net income	308,000	184,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(627,000)	(479,000)

Pro forma net income	$2,983,000	$2,218,000

Basic EPS
As reported	$0.64	$0.51
Pro forma	0.58	0.45
Diluted EPS
As reported	0.58	0.47
Pro forma	0.53	0.42

Note E – Stockholders’ Equity

     For the three months ended March 31, 2004, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $3.2 million. In addition, the Company repurchased a total of 194,046 common shares totaling approximately $5.3 million.

     Treasury stock is shown at cost, and consisted of 1,614,855 shares and 1,420,809 shares of common stock at March 31, 2004 and December 31, 2003, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques.

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

Note G – Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. Adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

     In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting guidance on derivative instruments and hedging activities. In May 2003, the FASB issued SFAS 150, which addresses accounting for certain financial instruments that have characteristics of both liabilities and equity. The Company has not entered into derivative instruments covered by SFAS 149 or financial instruments covered by SFAS 150. Adoption of these statements therefore did not have a material effect on the Company’s financial position or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53 week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52 week period ended December 28, 2003. The first quarter of fiscal 2004 comprised 14 weeks, whereas the corresponding first quarter in fiscal 2003 comprised 13 weeks.

     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended March 31,
	2004	2003
Sales	$54,805	$47,148
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	45%	45%
Other Dept of Defense (“DoD”)	52%	51%
Non-DoD	3%	4%
Gross profit (1)	$5,920	$4,338
Gross profit as a % of costs (1)	12.1%	10.1%
Income from operations	$5,563	$4,190
Net income	$3,302	$2,513

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures”. Gross profit and gross profit as a percentage of costs are non-GAAP financial measure. The Company defines gross profit as sales less all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. It should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	Three months ended March 31,
	2004	2003
Gross profit	$5,920	$4,338
Less unallowable expenses	(357)	(148)

Income from Operations	$5,563	$4,190

     The Company’s contract revenues for the three-month period ended March 31, 2004 increased 16%, from $47.1 million for the first quarter of 2003 to $54.8 million for the first quarter of 2004. The most significant contributor to the Company’s revenue growth was other DoD programs, where revenues increased 19%, from $24.0 million for the three-month period ended March 30, 2003 to $28.5 million for the corresponding period in 2004. The increase in other DoD revenues was primarily due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. The Company also experienced other DoD revenue growth on training and range management programs for the U.S. Army and on engineering support programs for the U.S. Air Force. Revenue on BMD programs increased 16%, from $21.2 million during the first quarter of 2003 to $24.7 million for the first quarter of 2004. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its

BMD business base through penetration of other BMD program elements. Non-DoD sales decreased 17% during the first quarter, from $1.9 million as of March 2003 to $1.6 million as of March 2004.

     The gross profit rate (gross profit as a percentage of contract costs) increased from 10.1% in the first quarter of 2003 to 12.1% in first quarter of 2004. The increase in the gross profit rate is primarily attributable to the mix of contract types. During the first quarter of 2004, time and material and fixed price contracts comprised 40% of total sales, compared with 32% of total sales in the corresponding quarter of 2003. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.

     The Company earned net interest income during the first quarter of 2004, compared with net interest expense during the first quarter of 2003. The increase in interest income during the first quarter resulted from higher cash and investment balances, offset by the decline in prevailing interest rates. The decrease in interest expense resulted from a decline in notes payable due to scheduled principal payments, as well as the decline in interest rates. During the first quarter of 2004, the Company had cash receipts totaling $49.8 million, an increase of $3.7 million over the corresponding period in 2003. Both the Company’s investments in cash equivalents and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2003 to 2004 had a minimal effect on net interest.

     The Company’s effective income tax rate was 41% and 40% during the first quarter of 2004 and 2003, respectively. The increase in the effective tax rate in 2004 is attributable to an increase in certain non-deductible compensation costs, partially offset by a decline in the effective state tax rate.

Backlog

     Funded annualized contract backlog represents all current contracts on which the Company expects to perform during the next 12 months for which the Company has received funding from its customer. Unfunded annualized contract backlog includes the expected value during the next 12 months of future incremental funding on existing contracts and on certain proposals where the Company expects a high probability of winning the procurement. Multi-year contract backlog represents total funded and unfunded contract backlog, without regard to when the relevant contracts will be performed. Historically, the Company’s end-of-year annualized contract backlog has generally been indicative of its revenues in the following year. For example, annualized contract backlog as a percentage of the following year’s sales was 86%, 88%, and 96%, in 2003, 2002, and 2001, respectively. Although the Company’s backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. Moreover, U.S. Government contracts are conditioned upon the continuing availability of congressional appropriations. New presidential administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and results of operations.

     The following table compares the Company’s annualized contract backlog as of the dates indicated:

	Contract Backlog
	(amounts in thousands)
	March 31,	December 31,	March 31,
	2004	2003	2003
Funded	$125,800	$76,900	$84,500
Unfunded	89,000	126,200	95,700

Total annualized contract backlog	$214,800	$203,100	$180,200

By business area:
BMD	$96,300	$90,800	$86,200
Other DoD	112,500	105,100	87,600
Non-DoD	6,000	7,200	6,400

Total annualized contract backlog	$214,800	$203,100	$180,200

Multi-year contract backlog	$580,000	$556,000	$578,000

     The annualized contract backlog increased from $203.1 million at the end of 2003 to $214.8 million as of March 31, 2004, an increase of 6%. Other DoD contract backlog increased $7.4 million, or 7% during the first three months of 2004, primarily in intelligence programs for the national and military intelligence communities and in training and range support programs for the U.S. Army. BMD contract backlog increased $5.5 million, or 6%, during the first three months of 2004, as the Company continued to expand its BMD engineering support provided to both the Missile Defense Agency and to the U.S. Army. Non-DoD contract backlog decreased $1.2 million, or 17%, during the first three months of 2004.

     In the first quarter of 2004, the Company had five significant competitive contract/task order wins, obtained one contract that was novated to the Company, and had five competitive contract/task order losses. In the Missile Defense business area, the Advanced Systems Technology Operation (ASTO), as a subcontractor to Dynamics Research Corporation/Andrulis Corporation, won a competitive contract from the Missile Defense Agency for the Manufacturing and Producibility Systems Engineering and Technical Assistance program, a $3.7 million award over four years. Additionally, ASTO, as a subcontractor to URS Corporation/EG&G Technical Services Division won a competitive contract from the Naval Sea Systems Warfare Center – Dahlgren Division for a Battle Management, Command, Control, Communications, Computers and Intelligence program. This is a $2.5 million award over five years. As a subcontractor to Calibre, the Technical and Acquisition Support Operation (TASO) won the Department of the Army Sustainable Range Program Support Contract. This effort has an expected value of $40 million over five years. The Space and Missile Defense Operation (SMDO) won a competitive task-order under its EADD II prime contract for the Air Force Situation Awareness Integration program. This is a $3 million task order over 18 months.

     In the Mission Systems business area, the Defense Systems and Technology Operation (DSTO) won a competitive contract from the Missile Defense Agency for the Joint Defense Planner Ballistic Missile Defense program, a $1.8 million award over one year.

     In the National Security Systems business area, the Information System and Security Operation (ISSO) received a $3.4 million, 40 month contract with the Defense Information Systems Agency for the Domain Name Systems Security program. This contract was novated from Network Associates, Inc. (NAI) as a result of the Company’s acquisition in 2003 of NAI’s Network Security Research Division.

     A joint effort in the Hardware Systems and Mission Systems business areas between the Spiral Technology Operation (STO) and DSTO, as a subcontractor to Cubic Corporation, resulted in the loss of the Army Dugway Proving Grounds Laboratory and Range Support program. This was a competitive $57 million program over 15 years. DSTO also lost a competitive follow-on contract with the Technical Support Working Group for Critical Incidence Response Technology Seminars. This was a $6.6 million program over five years. STO, in a joint effort with AECOM Government Services, lost the Army Test and Evaluation Command Threat Support Activity program. This was a competitive bid with STO’s share projected at $3.5 million over 15 years.

     In the Missile Defense business area, ASTO, as a subcontractor to Computer Sciences Corporation lost a competitive contract with the Joint Chiefs of Staff/J-8 Division for the Joint Analytical Services program, a $5 million, five year contract. TASO, as a subcontractor to the ALS Joint Venture, lost a competitive task order for the Army Aviation and Missile Command for Supply Services, Tracking and Expediting Analysis program. This was a $2.8 million task order over four years.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at
	March 30,	December 31,	March 30,
	2004	2003	2003
Cash and cash equivalents	$15,495,000	$26,711,000	$12,154,000
Stockholder’s equity	$44,985,000	$39,267,000	$29,121,000
Subordinated notes payable	$7,490,000	$8,110,000	$9,970,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	65	62	69
Current ratio	2.8	2.1	2.6

Overview

     The Company’s principal sources of capital for funding its operations are funds generated by ongoing business activities and proceeds from exercise of stock options and the issuance of common stock. These sources are augmented, as necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital are for the repurchase of common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2005. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at March 31, 2004. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 31, 2004.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of March 31, 2004, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the first quarter of 2004 the Company’s cash balances declined $11.2 million compared with the prior year end.

     Operating activities consumed $8.0 million in cash during the first quarter of 2004. The Company generated $3.3 million in net income during the quarter. Non-cash expenses totaled $4.5 million, of which $3.9 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company generated cash flow (in the form of a reduction in its tax liabilities) of $0.6 million as a result of the income tax benefit relating to its stock compensation plans. The Company used $16.0 million in cash for working capital during the first quarter of 2004, principally to reduce accrued compensation and to fund an increase in accounts receivable.

     Although first quarter sales increased 16% in comparison with the corresponding period in 2003, accounts receivable grew nearly 19% from $37.6 million at December 31, 2003 to $44.6 million at March 31, 2004. As a result of this unfavorable aspect of working capital performance (relative to sales growth) average DSO increased from 62 days as of December 2003 to 65 days as of March 2004. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.

     Through the three months ended March 2004 the Company’s capital expenditures totaled approximately $0.9 million. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of 194,046 common shares totaling approximately $5.3 million. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2004 totaled $0.6 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $3.2 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, which requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have a controlling financial interest or do not have sufficient equity at risk. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003. For all such entities created prior to February 1, 2003, FIN 46 is effective for interim or annual fiscal periods ending after December 15, 2003. Adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

     In April 2003, the FASB issued SFAS 149, which amends and clarifies accounting guidance on derivative instruments and hedging activities. In May 2003, the FASB issued SFAS 150, which addresses accounting for certain financial instruments that have characteristics of both liabilities and equity. The Company has not entered into derivative instruments covered by SFAS 149 or financial instruments covered by SFAS 150. Adoption of these statements therefore did not have a material effect on the Company’s financial position or results of operations.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first quarter of 2004. The Company does not anticipate termination of any of its programs or contracts in 2004. However, no assurances can be given that such events will not occur.

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

Forward-Looking Statements

     All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 4, 2004. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

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

On January 21, 2004, SPARTA, Inc issued a memorandum to its stockholders and its employees dated January 21, 2004 regarding “Fourth Quarter 2003 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $28.02 per share, and (2) revenues and net income for the fiscal quarter ended December 28, 2003. Pursuant to the Commission’s regulations, the foregoing information was disclosed on Form 8-K filed January 27, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.
(Registrant)

Date: May 11, 2004	By: /s/ David E. Schreiman

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