Form 10-Q
period 2004-07-04
SPARTA INC /DE
filed 2004-08-12
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of July 4, 2004 the registrant had 5,364,506 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED JULY 4, 2004

PART I

Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$19,714,000	$26,711,000
Receivables, net	46,369,000	37,555,000
Prepaid expenses	1,236,000	555,000

Total current assets	67,319,000	64,821,000
Equipment and improvements, net	8,964,000	8,367,000
Other assets	2,312,000	2,097,000

Total Assets	$78,595,000	$75,285,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$10,996,000	$17,410,000
Accounts payable and other accrued expenses	9,310,000	6,985,000
Current portion of subordinated notes payable	2,341,000	2,335,000
Income taxes payable	1,491,000	2,360,000
Deferred income taxes	925,000	925,000

Total current liabilities	25,063,000	30,015,000

Subordinated notes payable	4,571,000	5,775,000
Deferred income taxes	228,000	228,000

Commitments and Contingencies (Note F)

Stockholders’ equity
Common stock, $.01 par value, 25,000,000 shares authorized; 7,136,680 and 6,498,916 shares issued; 5,364,506 and 5,078,107 shares outstanding	71,000	65,000
Additional paid-in capital	62,095,000	50,234,000
Retained earnings	26,205,000	18,723,000
Treasury stock, at cost	(39,638,000)	(29,755,000)

Total stockholders’ equity	48,733,000	39,267,000

Total Liabilities and Stockholders’ Equity	$78,595,000	$75,285,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June,
	2004	2003	2004	2003
Sales	$64,668,000	$50,971,000	$119,473,000	$98,119,000

Costs and expenses:
Labor costs and related benefits	29,846,000	25,426,000	59,986,000	49,838,000
Subcontractor costs	23,179,000	16,896,000	37,456,000	31,468,000
Facility costs	3,062,000	2,589,000	6,244,000	5,063,000
Travel and other costs	2,595,000	1,747,000	4,238,000	3,247,000

Total costs and expenses	58,682,000	46,658,000	107,924,000	89,616,000

Income from operations	5,986,000	4,313,000	11,549,000	8,503,000

Interest income	(50,000)	(71,000)	(135,000)	(113,000)
Interest expense	27,000	53,000	80,000	97,000

Income before provision for taxes on income	6,009,000	4,331,000	11,604,000	8,519,000

Provision for taxes on income	1,829,000	1,803,000	4,122,000	3,478,000

Net income	$4,180,000	$2,528,000	$7,482,000	$5,041,000

Basic earnings per share	$0.81	$0.51	$1.43	$1.02

Diluted earnings per share	$0.74	$0.47	$1.31	$0.94

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,482,000	$5,041,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,182,000	918,000
Loss on sale of equipment	7,000	—
Stock-based compensation	5,250,000	3,283,000
Tax benefit relating to stock plan	1,176,000	971,000
Changes in assets and liabilities:
Receivables, net	(8,814,000)	(3,607,000)
Prepaid expenses	(681,000)	(301,000)
Other assets	(215,000)	233,000
Accrued compensation	(6,414,000)	(376,000)
Accounts payable and other accrued expenses	2,325,000	1,031,000
Income taxes payable	(869,000)	57,000

Net cash used for operating activities	429,000	7,250,000

Cash flows from investing activities:
Purchases of equipment and improvements	(1,786,000)	(719,000)
Acquisition, net of cash acquired		(140,000)

Net cash used for investing activities	(1,786,000)	(859,000)

Cash flows from financing activities:
Proceeds from issuance of stock	5,441,000	3,224,000
Cash purchases of treasury stock	(9,883,000)	(5,286,000)
Principal payments on subordinated notes payable	(1,198,000)	(1,185,000)

Net cash used for financing activities	(5,640,000)	(3,247,000)

Net increase (decrease) in cash	(6,997,000)	3,144,000
Cash and cash equivalents at beginning of period	26,711,000	17,780,000

Cash and cash equivalents at end of period	$19,714,000	$20,924,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80,000	$91,000
Income taxes	$3,831,000	$2,501,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$—	$183,000

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

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53-week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52-week period ended December 28, 2003. The second quarter of fiscal 2004 ended July 4, 2004, whereas the corresponding second quarter in fiscal 2003 ended on June 29, 2003. The six month period ending July 4, 2004 was comprised of 27 weeks whereas the corresponding period in fiscal 2003 was comprised of 26 weeks. To aid the reader of the financial statements, the year-end has been presented as December 31, 2003 and the three-month and six-month period ends have been presented as June 30, 2004 and June 30, 2003.

     In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentation.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method. During the quarter ended June 30, 2004, the Company recorded a $0.6 million reduction in the income tax provision. The reduction was the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns.

Note C – Computation of Earnings Per Share

	Three months ended June 30,		Six months ended June,
	2004	2003	2004	2003
Basic EPS
Net income	$4,180,000	$2,528,000	$7,482,000	$5,041,000

Weighted average shares outstanding	5,183,906	4,946,425	5,220,034	4,960,306
Per share amounts	$0.81	$0.51	$1.43	$1.02

Diluted EPS
Net income	$4,180,000	$2,528,000	$7,482,000	$5,041,000

Weighted average shares outstanding	5,183,906	4,946,425	5,220,034	4,960,306
Stock options	427,433	382,351	416,376	347,749
Restricted stock	61,613	73,887	61,613	73,887

	5,672,952	5,402,663	5,698,023	5,381,942
Per share amounts	$0.74	$0.47	$1.31	$0.94

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income
As reported	$4,180,000	$2,528,000	$7,482,000	$5,041,000
Add after-tax stock-based compensation expense included in determining net income	352,000	550,000	660,000	733,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(672,000)	(850,000)	(1,299,000)	(1,327,000)

Pro forma net income	$3,860,000	$2,228,000	$6,843,000	$4,447,000

Basic EPS
As reported	$0.81	$0.51	$1.43	$1.02
Pro forma	0.74	0.45	1.31	0.90
Diluted EPS
As reported	0.74	0.47	1.31	0.94
Pro forma	0.68	0.41	1.20	0.83

Note E – Stockholders’ Equity

     For the six months ended June 30, 2004, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $5.4 million. In addition, the Company repurchased a total of 350,469 common shares totaling approximately $9.9 million.

     Treasury stock is shown at cost, and consisted of 1,771,278 shares and 1,420,809 shares of common stock at June 30, 2004 and December 31, 2003, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques.

     Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At June 30, 2004 and December 31, 2003, the outstanding principal balances of these notes were $1,037,000 and $560,000, respectively, and are included as an offset to additional paid-in capital.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53-week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52 week period ended December 28, 2003. The six-month period ending July 4, 2004 was comprised of 27 weeks whereas the corresponding period in 2003 comprised 26 weeks.

     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Sales	$64,668	$50,971	$119,473	$98,119
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	47%	51%	46%	49%
Other Dept of Defense (“DoD”)	50%	46%	51%	48%
Non-DoD	3%	3%	3%	3%
Gross profit (1)	$6,606	$4,667	$12,526	$9,005
Gross profit as a % of costs (1)	11.4%	10.1%	11.7%	10.1%
Income from operations	$5,986	$4,313	$11,549	$8,503
Net income	$4,180	$2,528	$7,482	$5,041

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures”. Gross profit and gross profit as a percentage of costs are non-GAAP financial measures. The Company defines gross profit as sales less contract costs. Contract costs are all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. They should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Gross profit	$6,606	$4,667	$12,526	$9,005
Less unallowable expenses	(620)	(354)	(977)	(502)

Income from Operations	$5,986	$4,313	$11,549	$8,503

     The Company’s contract revenues for the three-month period ended June 30, 2004 increased 27%, from $51.0 million for the second quarter of 2003 to $64.7 million for the second quarter of 2004. Year-to-date sales for 2004 are $119.5 million, an increase of 22% above performance in the first half of 2003. The most significant contributor to the Company’s revenue growth was other DoD programs, where revenues increased 40%, from $23.5 million for the three-month period ended June 30, 2003 to $32.9 million for the corresponding period in 2004. Similarly, year-to-date revenue on other DoD programs increased 29%, from $47.3 million in 2003 to $61.2 million in 2004. The increase in other DoD revenues was primarily due to revenue growth on training and range management programs for the

U.S. Army, on engineering support programs for the U.S. Air Force, and on composite production for unmanned air vehicle components for a variety of military customers. In addition, other DoD revenues increased due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Revenue on BMD programs increased 15%, from $26.0 million during the second quarter of 2003 to $30.0 million for the second quarter of 2004. Year-to-date, BMD program revenue increased 16%, from $47.4 million in 2003 to $54.8 million in 2004. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements.

     The gross profit rate (gross profit as a percentage of contract costs) increased from 10.1% in the second quarter of 2003 to 11.4% in the second quarter of 2004. Year-to-date gross profit increased from 9.6% for the six months ended June 30, 2003 to 11.2% for the six months ended June 30, 2004. The increase in the gross profit rate is primarily attributable to the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. During the second quarter of 2004, time and material and fixed price contracts comprised 44% of total sales, compared with 36% of total sales in the corresponding quarter of 2003. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.

     The Company earned net interest income during the second quarters of 2004 and 2003. Both the Company’s investments in cash equivalents and the Company’s long-term debt are floating rate. Accordingly, the reduction in average interest rates from 2003 to 2004 had a minimal effect on net interest.

     The Company’s effective income tax rate was 30% and 42% during the second quarter of 2004 and 2003, respectively, and 36% and 41% for the corresponding six-month periods. The decrease in the effective tax rate in 2004 is primarily attributable to a $0.6 million reduction in the income tax provision during the quarter. The reduction was the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns. The decrease in the effective tax rate in 2004 is also attributable to a decline in the Company’s effective state tax rate.

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

     The following table compares the Company’s contract backlog as of the dates indicated:

	Contract Backlog
	(amounts in thousands)
	June 30,	December 31,	June 30,
	2004	2003	2003
Funded	$111,500	$76,900	$83,500
Unfunded	103,900	126,200	104,000

Total annualized contract backlog	$215,400	$203,100	$187,500

By business area:
BMD	$98,300	$90,800	$87,600
Other DoD	111,800	105,100	94,100
Non-DoD	5,300	7,200	5,800

Total annualized contract backlog	$215,400	$203,100	$187,500

Multi-year contract backlog	$580,000	$556,000	$624,000

     The annualized contract backlog increased from $203.1 million at the end of 2003 to $215.4 million as of June 30, 2004, an increase of 6%. BMD contract backlog increased $7.5 million, or 8%, during the first six months of 2004, as the Company continued to expand its BMD engineering support provided to both the Missile Defense Agency and to the U.S. Army. Other DoD contract backlog increased $6.7 million, or 6% during the first three months of 2004, primarily in intelligence programs for the national and military intelligence communities and in training and range support programs for the U.S. Army. Non-DoD contract backlog decreased $1.9 million, or 26%, during the first six months of 2004.

     In the second quarter of 2004, the Company had six significant competitive contract/task-order wins and nine significant competitive contract/task-order losses. In the Missile Defense Sector, the Space and Missile Defense Operation (SMDO), as a subcontractor to Dynetics, won a competitive contract from the Air Force Space and Missile Command for Space and Missile Defense Initiatives Support II. This is an $8 million contract covering a five-year period of performance. Additionally, SMDO, under its EADD II contract, won a competitive task order from the Air Force Space and Missile Command for the Think Tank task order, an $8 million task order over seventeen months. SMDO also won a competitive contract from the Army Space Command for the Advanced Concept Development program, an $8 million effort over sixteen months. The Technical and Acquisition Support Operation (TASO) won a competitive contract from the Army Space and Missile Defense Command for Spares Control, a $3.7 million contract over a period of five years. The Advanced Systems Technology Operation (ASTO) won a $10 million five-year contract from the Joint Single Integrated Air Picture (SIAP) Systems Engineering Office for follow-on support to the SIAP project.

     In the Mission Systems Sector, the Defense Systems and Technology Operation (DSTO), as a subcontractor to the Human Resources Research Organization, won a competitive contract from the Army Research Institute for the Army Leadership program, a $2 million contract over a period of fifty-four months.

     In the Missile Defense Sector, ASTO, as a subcontractor to Computer Sciences Corporation, lost a competitive contract from the DoD Development Test and Evaluation Office for test and evaluation program support. This was a $2.5 million contract over a period of five years.

     In the Mission Systems Sector, DSTO, as a subcontractor to General Dynamics, lost a competitive contract from the Army Chem/Bio Defense Office program for Program Manager Guardian, a $6 million effort over a period of five years. Additionally DSTO lost a competitive $3 million, 18-month bid to the Defense Advanced Research Project Agency for the Terahertz Imaging Focal Plane Array Technology program. As a subcontractor to Lockheed Martin, DSTO also lost a competitive contract from the Army Program Executive Office for Simulation, Training, and Range Instrumentation for the National Training Center Component Development and Area Weapons Effects Modeling program. This was a $5 million contract over a period of 30 months.

     In the National Security Systems Sector, the Applied Communications and Technology Operation (ACTO), as a subcontractor to SYTEX Corporation, lost a competitive contract for the Army Information Operations support program. This was a $10 million, five-year program. The Information Systems and Security Operation (ISSO), as a subcontractor to Computer Sciences Corporation, lost a competitive contract from the National Security Agency for the Information Assurance Directorate Technical Support program. This was a $5 million contract over a period of 84 months. Additionally, ISSO, as a subcontractor to Northrop Grumman, lost a competitive contract from the National Security Agency for the War Goddess Certification and Accreditation program, a $1.5 million four-year contract.

     In the Hardware Systems Sector, the Composite Products Operation (CPO) lost a competitive bid to Delphi for their Under Hood Beautification Kits program. This was a $2 million contract over a period of eighteen months. The Spiral Technology Operation (STO), as a subcontractor to DynCorp, lost a competitive contract from the Naval Air Warfare Center Weapons Division for their Combat Environment Simulation program. This was a $13.5 million contract over a period of five years.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at
	June 30,	December 31,	June 30,
	2004	2003	2003
Cash and cash equivalents	$19,714,000	$26,711,000	$18,971,000
Stockholder’s equity	$48,733,000	$39,267,000	$32,052,000
Subordinated notes payable	$6,912,000	$8,110,000	$9,351,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	63	62	64
Current ratio	2.7	2.1	2.2

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 1, 2005. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at June 30, 2004. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at June 30, 2004.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of June 30, 2004, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the six months ended June 30, 2004 the Company’s cash balances declined $7.0 million compared with the prior year end.

     Operating activities generated $0.4 million in cash during the first six months of 2004. The Company generated $7.5 million in net income through the six months ended June 30, 2004. Non-cash expenses totaled $6.4 million, of which $5.2 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company generated cash flow (in the form of a reduction in its tax liabilities) of $1.2 million as a result of the income tax benefit relating to its stock compensation plans. The Company used $14.7 million in cash for working capital during the first quarter of 2004, principally to reduce accrued compensation and to fund an increase in accounts receivable.

     Year-to-date sales through June 30, 2004 increased 22% in comparison with the corresponding period in 2003, and accounts receivable increased 23% from $37.6 million at December 31, 2003 to $46.4 million at June 30, 2004. Average year-to-date DSO of 63 days as of June 30, 2004 increased slightly from 62 days as of December 31, 2003, but decreased slightly from 64 days as of June 30, 2003. The relatively constant DSO resulted in an increase in accounts receivable commensurate with the increase in sales. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.

     Through the six months ended June 30, 2004 the Company’s capital expenditures totaled approximately $1.8 million, an increase of $1.1 million over the corresponding period in 2003. The increase in capital expenditures is primarily attributable to faster growth in the number of employees, requiring investment in computer equipment, software, and improvements to leased facilities. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of 350,469 common shares totaling approximately $9.9 million. Year-to-date principal payments on promissory notes as of the end of the second quarter of 2004 totaled $1.2 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $5.4 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of June 30, 2004 the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of June 30, 2004 contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$6,912	$2,341	$4,306	$265	$0
Operating Leases	26,165	6,450	12,021	6,161	1,533

Total Contractual Obligations	$33,077	$8,791	$16,327	$6,426	$1,533

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

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 95% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no contracts terminated in the first six months of 2004. The Company does not anticipate termination of any of its programs or contracts in 2004. However, no assurances can be given that such events will not occur.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 4, 2004. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

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

Item 2 Changes in Securities and Use of Proceeds

     Not Applicable

Item 3 Defaults Upon Senior Securities

     Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the registrant was held on May 14, 2004.

(b) All of the directors nominated by management in registrant’s 2004 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.

(c)	At the Annual Meeting, the stockholders of the registrant approved the following:

(1)	The election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
	For	Against/Withheld
Wayne R. Winton	3,839,438	23,943
Robert C. Sepucha	3,839,438	23,943
John O. Carroll	3,705,137	158,244
Carl T. Case	3,700,908	162,473
William E. Cook	3,838,438	24,943
Rockell N. Hankin	3,816,646	46,735
R. Stephen McCarter	3,653,434	209,947
Roy J. Nichols	3,782,665	80,716
Gen. John L. Piotrowski (USAF Ret.)	3,850,868	12,513
Gerald A. Zionic	3,818,182	45,199

(2)	The ratification, by the votes set forth below, of the appointment of Pricewaterhouse Coopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2004:

For: Against: Abstain:	3,816,504 10,525 36,352

(d)	Not applicable.

Item 5 Other Information

     Not Applicable

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 21, 2004, SPARTA, Inc issued a memorandum to its stockholders and its employees dated April 21, 2004 regarding “First Quarter 2004 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $30.32 per share, and (2) revenues and net income for the fiscal quarter ended April 4, 2004. Pursuant to the Commission’s regulations, the foregoing information was disclosed on Form 8-K filed April 23, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.
(Registrant)

Date: August 11, 2004	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.