Form 10-Q
period 2004-10-03
SPARTA INC /DE
filed 2004-11-12
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 3, 2004 the registrant had 5,125,223 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED OCTOBER 3, 2004

PART I

Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$26,540,000	$26,711,000
Receivables, net	46,307,000	37,555,000
Prepaid expenses	998,000	555,000

Total current assets	73,845,000	64,821,000
Equipment and improvements, net	8,978,000	8,367,000
Other assets	2,270,000	2,097,000

Total Assets	$85,093,000	$75,285,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$17,039,000	$17,410,000
Accounts payable and other accrued expenses	8,474,000	6,985,000
Current portion of subordinated notes payable	3,046,000	2,335,000
Income taxes payable	285,000	2,360,000
Deferred income taxes	925,000	925,000

Total current liabilities	29,769,000	30,015,000
Subordinated notes payable	8,114,000	5,775,000
Deferred income taxes	228,000	228,000
Commitments and Contingencies (Note F)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 7,266,969 and 6,498,916 shares issued; 5,125,223 and 5,078,107 shares outstanding	73,000	65,000
Additional paid-in capital	67,784,000	50,234,000
Retained earnings	30,105,000	18,723,000
Treasury stock, at cost	(50,980,000)	(29,755,000)

Total stockholders’ equity	46,982,000	39,267,000

Total Liabilities and Stockholders’ Equity	$85,093,000	$75,285,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended September 30,		Nine Months ended September, 30
	2004	2003	2004	2003
Sales	$66,379,000	$49,397,000	$185,852,000	$147,516,000

Costs and expenses:
Labor costs and related benefits	31,787,000	25,932,000	91,773,000	75,770,000
Subcontractor costs	22,463,000	14,320,000	59,919,000	45,788,000
Facility costs	3,369,000	2,685,000	9,613,000	7,748,000
Travel and other costs	2,492,000	2,110,000	6,730,000	5,357,000

Total costs and expenses	60,111,000	45,047,000	168,035,000	134,663,000

Income from operations	6,268,000	4,350,000	17,817,000	12,853,000
Interest income	(69,000)	(34,000)	(204,000)	(147,000)
Interest expense	44,000	17,000	124,000	114,000

Income before provision for taxes on income	6,293,000	4,367,000	17,897,000	12,886,000
Provision for taxes on income	2,393,000	1,778,000	6,515,000	5,256,000

Net income	$3,900,000	$2,589,000	$11,382,000	$7,630,000

Basic earnings per share	$0.75	$0.52	$2.19	$1.53

Diluted earnings per share	$0.69	$0.48	$2.00	$1.41

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,382,000	$7,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,816,000	1,369,000
Loss on sale of equipment	11,000	—
Stock-based compensation	6,666,000	4,242,000
Tax benefit relating to stock plan	2,497,000	1,676,000
Changes in assets and liabilities:
Receivables, net	(8,752,000)	(1,097,000)
Prepaid expenses	(443,000)	(46,000)
Other assets	(173,000)	134,000
Accrued compensation	(371,000)	1,658,000
Accounts payable and other accrued expenses	1,489,000	1,782,000
Income taxes payable	(2,075,000)	(625,000)

Net cash from operating activities	12,047,000	16,723,000

Cash flows from investing activities:
Purchases of equipment and improvements	(2,438,000)	(1,265,000)
Acquisition, net of cash acquired		(140,000)

Net cash used for investing activities	(2,438,000)	(1,405,000)

Cash flows from financing activities:
Proceeds from issuance of stock	8,395,000	5,404,000
Cash purchases of treasury stock	(16,348,000)	(7,904,000)
Principal payments on subordinated notes payable	(1,827,000)	(1,807,000)

Net cash used for financing activities	(9,780,000)	(4,307,000)

Net increase (decrease) in cash	(171,000)	11,011,000
Cash and cash equivalents at beginning of period	26,711,000	17,780,000

Cash and cash equivalents at end of period	$26,540,000	$28,791,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$116,000	$126,000
Income taxes	$6,110,000	$4,257,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$4,877,000	$183,000

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

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53-week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52-week period ended December 28, 2003. The third quarter of fiscal 2004 ended October 3, 2004, whereas the corresponding third quarter in fiscal 2003 ended on September 28, 2003. The nine month period ending October 3, 2004 was comprised of 40 weeks whereas the corresponding period in fiscal 2003 was comprised of 39 weeks. To aid the reader of the financial statements, the year-end has been presented as December 31, 2003 and the three-month and nine-month period ends have been presented as September 30, 2004 and September 30, 2003.

     In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation thereof. Certain reclassifications have been made to the 2003 financial statements to conform to 2004 presentation.

Note B — Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method. During the three-month and nine-month periods ended September 30, 2004, the Company recorded reductions to the income tax provision of $0.1 million and $0.7 million, respectively. The reductions were the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns.

Note C – Computation of Earnings Per Share

	Three months ended September 30,		Nine months ended September, 30
	2004	2003	2004	2003
Basic EPS
Net income	$3,900,000	$2,589,000	$11,382,000	$7,630,000

Weighted average shares outstanding	5,166,864	4,946,425	5,202,309	4,996,988
Per share amounts	$0.75	$0.52	$2.19	$1.53

Diluted EPS
Net income	$3,900,000	$2,589,000	$11,382,000	$7,630,000

Weighted average shares outstanding	5,166,864	4,946,425	5,202,309	4,996,988
Stock options	407,901	370,030	413,798	355,393
Restricted stock	61,613	73,887	61,613	73,887

	5,636,378	5,390,342	5,677,720	5,426,268
Per share amounts	$0.69	$0.48	$2.00	$1.41

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income
As reported	$3,900,000	$2,589,000	$11,382,000	$7,630,000
Add after-tax stock-based compensation expense included in determining net income	653,000	452,000	1,313,000	1,185,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(976,000)	(773,000)	(2,275,000)	(2,101,000)

Pro forma net income	$3,577,000	$2,268,000	$10,420,000	$6,714,000

Basic EPS
As reported	$0.75	$0.52	$2.19	$1.53
Pro forma	0.69	0.46	2.00	1.34
Diluted EPS
As reported	0.69	0.48	2.00	1.41
Pro forma	0.64	0.42	1.86	1.24

Note E – Stockholders’ Equity

     For the nine months ended September 30, 2004, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $8.4 million. In addition, the Company repurchased a total of 717,744 common shares at their current fair value totaling approximately $21.2 million. Of this total, the Company repurchased $16.3 million for cash, and $4.9 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from two to seven years, plus interest.

     Treasury stock is shown at cost, and consisted of 2,138,553 shares and 1,420,809 shares of common stock at September 30, 2004 and December 31, 2003, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques.

     Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At September 30, 2004 and December 31, 2003, the outstanding principal balances of these notes were $868,000 and $560,000, respectively, and are included as an offset to additional paid-in capital.

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

     During the third quarter of 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled $23 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of September 30, 2004, the Company was unable to bill approximately $2 million of costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. The Company believes that the delay in its ability to bill these costs is temporary and that these costs will ultimately be paid by the U.S. government. The Company believes that this termination will not have a material effect on the Company’s financial condition or results of operations.

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

     In March 2004, the EITF reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises the 53-week period ending January 2, 2005, whereas fiscal year 2003 comprised the 52 week period ended December 28, 2003. The nine-month period ending October 3, 2004 was comprised of 40 weeks whereas the corresponding period in 2003 comprised 39 weeks.

     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Sales	$66,379	$49,397	$185,852	$147,516
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	48%	48%	47%	48%
Other Dept of Defense (“DoD”)	49%	49%	50%	49%
Non-DoD	3%	3%	3%	3%
Gross profit (1)	$6,770	$4,561	$19,296	$13,566
Gross profit as a % of costs (1)	11.4%	10.2%	11.6%	10.1%
Income from operations	$6,268	$4,350	$17,817	$12,853
Net income	$3,900	$2,589	$11,382	$7,630

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures”. Gross profit, as defined, and gross profit as a percentage of costs are non-GAAP financial measures. The Company defines gross profit as sales less contract costs. Contract costs are all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain unallowable expenses. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. They should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Gross profit	$6,770	$4,561	$19,296	$13,566
Less unallowable expenses	(502)	(211)	(1,479)	(713)

Income from Operations	$6,268	$4,350	$17,817	$12,853

     The Company’s sales for the three-month period ended September 30, 2004 increased 34%, from $49.4 million for the third quarter of 2003 to $66.4 million for the third quarter of 2004. Year-to-date sales for 2004 are $185.9 million, an increase of 26% above the first three quarters of 2003. The most significant contributor to the Company’s revenue growth was other DoD programs, where revenues increased 35%, from $24.2 million for the three-month period ended September 30, 2003 to $32.5 million for the corresponding period in 2004. Similarly, year-to-date revenue on other DoD programs increased 31%, from $71.5 million in 2003 to $93.7 million in 2004. The increase in other DoD revenues was primarily due to revenue growth on training and range management programs for the U.S. Army, on engineering support programs for the U.S. Army and U.S. Air Force, and on composite production for unmanned air vehicle components for a variety of military customers. In addition, other DoD revenues increased due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Revenue on BMD programs increased 20%, from $26.6 million during the third quarter of 2003 to $31.8 million for the third quarter of 2004. Year-to-date, BMD program revenue increased 22%, from $71.1 million in 2003 to $86.6 million in 2004. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements.

     The gross profit rate (gross profit as a percentage of contract costs) increased from 10.2% in the third quarter of 2003 to 11.4% in the third quarter of 2004. Year-to-date gross profit increased from 10.1% for the nine months ended September 30, 2003 to 11.6% for the nine months ended September 30,

2004. The increase in the gross profit rate is primarily attributable to the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. During the three-month and nine-month periods ended September 30, 2004, time and material and fixed price contracts comprised 43% and 42%, respectively, of total sales, compared with 36% and 35% of total sales in the corresponding periods in 2003. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.

     The Company earned net interest income during the third quarters of 2004 and 2003 and for the nine-month periods ended September 30, 2004 and 2003. The increase in net interest income for the three- and nine-month periods in 2004, compared to the corresponding periods in 2003, is primarily attributable to higher average levels of invested cash and lower average debt levels in 2004. Both the Company’s investments in cash equivalents and the Company’s long-term debt are floating rate. Accordingly, the change in average short- and medium-term interest rates from 2003 to 2004 had a minimal effect on net interest.

     The Company’s effective income tax rate was 38% and 41% during the third quarter of 2004 and 2003, respectively, and 36% and 41% for the corresponding nine-month periods. The decrease in the effective tax rate in 2004 is primarily attributable to a reduction in the income tax provision during the second and third quarters. The reduction, which totaled $0.7 million, was the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns. The decrease in the effective tax rate in 2004 is also attributable to a decline in the Company’s effective state tax rate.

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

     The following table compares the Company’s contract backlog as of the dates indicated:

	Contract Backlog
	(amounts in thousands)
	September 30,	December 31,	September 30,
	2004	2003	2003
Funded	$95,400	$76,900	$85,200
Unfunded	127,700	126,200	113,900

Total annualized contract backlog	$223,100	$203,100	$199,100

By business area:
BMD	$100,800	$90,800	$92,100
Other DoD	115,000	105,100	100,900
Non-DoD	7,300	7,200	6,100

Total annualized contract backlog	$223,100	$203,100	$199,100

Multi-year contract backlog	$737,000	$556,000	$655,000

     The annualized contract backlog increased from $203.1 million at the end of 2003 to $223.1 million as of September 30, 2004, an increase of 10%. BMD contract backlog increased $10.0 million, or 11%, during the first nine months of 2004, as the Company continued to expand its BMD engineering support provided to both the Missile Defense Agency and the U.S. Army. Other DoD contract backlog increased $9.9 million, or 9% during the first nine months of 2004, primarily in intelligence programs for the national and military intelligence communities and in training and range support programs for the U.S. Army. Non-DoD contract backlog increased $0.1 million, or 1%, during the first nine months of 2004.

     In the third quarter of 2004, the Company had eight significant competitive contract/task-order wins and ten significant competitive contract/task-order losses. In the Missile Defense Sector, the Space and Missile Defense Operation (SMDO), as a subcontractor to Lockheed Martin, won a competitive contract from the U.S. Strategic Command for the Integrated Systems Planning and Analysis Network. This is an $8 million contract over a period of ten years, with the potential to evolve into a $20 million effort. The Advanced Systems Technology Operation (ASTO) won a competitive contract with the Joint Single Integrated Air Picture Systems Engineering Organization for the Integrated Air and Missile Defense (IAMD) program. This is a $3.2 million effort over two years. ASTO also won a role as a subcontractor to Schafer Corporation on a Multiple Award Task Order Contract for the Office of Naval Research. The Company anticipates revenues on this Indefinite Delivery/Indefinite Quantity (IDIQ) contract of $1.0 million over five years.

     In the Mission Systems Sector, the Defense Systems and Technology Operation (DSTO) won a role as a subcontractor on two Systems Engineering and Technical Assistance (SETA) contracts from the Space and Naval Warfare Systems Command. The Company is a subcontractor to Tri Star Engineering, Inc. on the Small SETA Multiple Award Contract and a subcontractor to Science Applications International Corporation (SAIC) on the Large SETA Multiple Award Contract. Both awards are four-year IDIQ contracts with large ceilings. The Company anticipates revenues totaling $4 million on each contract.

     In the National Systems Security Sector, the Applied Communications and Technology Operation (ACTO) won a classified contract from the Defense Advanced Research Projects Agency (DARPA) valued at $1.75 million over nine months. As a subcontractor to the QSS Group, Inc., the Information Systems and Security Operation (ISSO) won a task on the National Security Agency’s (NSA) ATLAS – HIGHSTREET IDIQ contract valued at $2.5 million over five years.

     Finally as the prime contractor, the Military Systems Operation (MSO) won the Offensive Missile Systems contract from the Missile and Space Intelligence Center, a $43 million effort over five years.

     In the third quarter, ASTO had three competitive losses. The first was as a subcontractor to Coleman Technologies, Inc. for a SETA bid to the Missile Defense Agency QS organization. The subcontract to Sparta was valued at $2 million over four years. The second was as a subcontractor to Draper Laboratories for a bid to DARPA on the Joint Unmanned Combat Air Systems program. The value of this effort was $2.5 million over five years. The third, as a subcontractor to Anteon Corporation, was a SETA bid to the Joint Theater Air and Missile Defense Organization. The value of this subcontract to SPARTA was $12.5 million over a five-year period. The Defense Program Operation (DPO) lost a bid to DARPA for the Real Time Adversarial Intelligence and Decision program. DPO bid the effort as the prime contractor, and the value was $8 million over three years. As a subcontractor to Booz Allen Hamilton, the Technical and Acquisition Support Operation (TASO) lost a competitive bid for the Operations Planning Training and Resource Support Services contract from the U.S. Army at Fort Hood, Texas. The value of this effort was $32 million over five years.

     Bidding as the prime contractor, DSTO lost the DARPA Terahertz Imaging Focal Plane Array Technology contract, valued at $3 million over eighteen months. As a subcontractor to Alion Science and Technology Corporation, DSTO also lost a role on the SETA contract for the Joint Program Executive Office for Chemical and Biological Defense, an effort valued at $20 million over five years. DSTO also lost a bid to the Defense Threat Reduction Agency on their Global Strike program, a $3.6 million four-year effort. DSTO was a subcontractor to Cubic Corporation on this effort.

     Finally, ISSO lost two competitive bids to the NSA. The first was for the Engineering Technical Support II – Computer Network Defense and Response Systems program where the Company was a subcontractor to Titan Corporation. This contract was valued at $2 million over three years. The second was for the Defense Against Cyber Attacks on Mobile Ad Hoc Networks where the Company bid as a subcontractor to the Johns Hopkins University. This was a $2 million contract over three years.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at
	September 30	December 31,	September 30,
	2004	2003	2003
Cash and cash equivalents	$26,540,000	$26,711,000	$26,646,000
Stockholders’ equity	$46,982,000	$39,267,000	$35,867,000
Subordinated notes payable	$11,160,000	$8,110,000	$8,730,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	62	62	63
Current ratio	2.5	2.1	2.2

Overview

     The Company’s principal sources of capital for funding its operations are funds generated by ongoing business activities and proceeds from the exercise of stock options and the issuance of common stock. These sources may be augmented, if necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital are for the repurchase of common stock, repayments of amounts borrowed under the bank line of credit, principal payments on subordinated promissory notes, and capital expenditures.

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2004. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at September 30, 2004.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of September 30, 2004, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the nine months ended September 30, 2004 the Company’s cash balances declined $0.2 million compared with the prior year end.

     Operating activities generated $12 million in cash during the first nine months of 2004. The Company generated $11.4 million in net income through the nine months ended September 30, 2004. Non-cash expenses totaled $8.5 million, of which $6.7 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $2.5 million as a result of the income tax benefit relating to its stock compensation plans.

     The Company used $10.3 million in cash for working capital during the first three quarters of 2004, principally to reduce income taxes payable and to fund an increase in accounts receivable. Year-to-date sales through September 30, 2004 increased 26% in comparison with the corresponding period in 2003, and accounts receivable increased 23% from $37.6 million at December 31, 2003 to $46.3 million at September 30, 2004. Average year-to-date DSO of 62 days as of September 30, 2004 is unchanged from 62 days as of December 31, 2003, but decreased slightly from 63 days as of September 30, 2003. The relatively constant DSO resulted in an increase in accounts receivable commensurate with the increase in sales. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.

     Approximately 25% of the increase in accounts receivable stems from a delay in the Company’s ability to bill approximately $2 million in costs incurred on certain task orders (on one contract) that were terminated for the convenience of the U.S. government during the third quarter of 2004. The unbilled costs related to the terminated task orders were incurred prior to the effective date of the termination. The Company believes that the delay in its ability to bill these costs is temporary and the costs will ultimately be paid by the U.S. government. The Company believes that this termination will not have a material effect on the Company’s financial condition or results of operations.

     Through the nine months ended September 30, 2004 the Company’s capital expenditures totaled approximately $2.4 million, an increase of $1.2 million over the corresponding period in 2003. The increase in capital expenditures is primarily attributable to growth in the number of employees, requiring investment in computer equipment, software, and improvements to leased facilities. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies; during the nine months ended September 30, 2004, the Company repurchased a total of 717,744 common shares totaling approximately $21.2 million of which $11.3 million was repurchased during the third quarter. Of the year–to-date total, $4.9 million was repurchased in exchange for promissory notes and $16.3 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the third quarter of 2004 totaled $1.8 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $8.4 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of September 30, 2004 the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of September 30, 2004 contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$11,160	$3,046	$5,159	$1,891	$1,064
Operating Leases	29,850	6,452	12,321	8,856	2,221

Total Contractual Obligations	$41,010	$9,498	$17,480	$10,747	$3,285

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

     In March 2004, the EITF reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance to determine when an investment is considered to be impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also requires disclosure related to unrealized losses that have not been recognized as other-than-temporary impairments. The recognition and measurement guidance was effective for other-than-temporary impairment evaluations in the third quarter of 2004 and did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows. The other provisions of EITF 03-01, which principally consist of disclosure requirements, are not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 95% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During the third quarter of 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled $23 million, however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of September 30, 2004, the Company was unable to bill approximately $2 million of costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. The Company believes that the delay in its ability to bill these costs is temporary and that these costs will ultimately be paid by the U.S. government. The Company believes that this termination will not have a material effect on the Company’s financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2004. However, no assurances can be given that such events will not occur.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 3, 2004. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

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

     Not Applicable

Item 3 Defaults Upon Senior Securities

     Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5 Other Information

     Not Applicable

Item 6 Exhibits and Reports on Form 8-K

  (a) Exhibits

Exhibit 10.30	Third Amended and Restated Loan Agreement dated July 1, 2004 between the Company and Union Bank of California, N.A.

Exhibit 10.31	Commercial Promissory Note dated July 1, 2004 between the Company and Union Bank of California, N.A.

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 22, 2004, SPARTA, Inc issued a memorandum to its stockholders and its employees dated July 21, 2004 regarding “Second Quarter 2004 Report and Stock Price Evaluation” reporting (1) the establishment of the price of its common stock at $31.16 per share, and (2) revenues and net income for the fiscal quarter ended July 4, 2004. Pursuant to the Commission’s regulations, the foregoing information was disclosed on Form 8-K filed July 28, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTA, INC.

(Registrant)

Date: November 10, 2004	By:	/s/ David E. Schreiman

David E. Schreiman
Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.30	Third Amended and Restated Loan Agreement dated July 1, 2004 between the Company and Union Bank of California, N.A.

Exhibit 10.31	Commercial Promissory Note dated July 1, 2004 between the Company and Union Bank of California, N.A.

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.