Form 10-K
period 2005-01-02
SPARTA INC /DE
filed 2005-04-01
CIK 875623

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended January 2, 2005.

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

Common Stock, $.01 par value
(Title of class)

Options to Purchase Common Stock
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant (based upon the formula stock price described in this Form 10-K) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $162,651,822.

As of February 27, 2005, 5,157,605 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding.

Portions of Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPARTA, Inc.

FORM 10-K

CAUTIONARY STATEMENT

     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the recent loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed below under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

PART I

ITEM 1. BUSINESS

General

     SPARTA, Inc. (“SPARTA” or the “Company”) performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. Department of Defense (“DoD”), and various intelligence agencies. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for Ballistic Missile Defense (“BMD”); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA’s technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft, missile systems and automobiles.

     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 97%, 97% and 93% of the Company’s revenues in fiscal year 2004, 2003 and 2002, respectively. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration (“NASA”), accounted for an additional 2%, 2% and 6%, respectively, of the Company’s revenues, and 1% of the Company’s revenues were derived from non-government customers during each of these years.

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

     BMD programs have historically been a significant source of revenues for the Company and, as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, terrorist events in recent years and the current Administration’s concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states has stabilized government funding in this area in recent years. The current administration has made BMD a defense priority. In 2001, the U.S. withdrew from the 1972 ABM treaty so that different space architectures could be tested. Because of this, BMD has continued to be a significant part of the Company’s business. In 2004, 2003 and 2002, BMD revenues accounted for 48%, 49% and 43%, respectively, of total sales. BMD appropriations for government fiscal year (“GFY”) 2004 were $7.7 billion, an increase of 4% from $7.4 billion in GFY 2003.

     During 2001, the DoD transformed the Ballistic Missile Defense Organization into the Missile Defense Agency (“MDA”) to prepare for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. The MDA is an umbrella agency that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA budget is expected to increase to $9.0 billion for GFY 2005, and then decline to $7.8 billion in GFY 2006. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and the current administration’s BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.

     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements.

     At the end of 2000, the Company formed a wholly-owned subsidiary, ST SPARTA, Inc. (which conducts business as Spiral Technology), to which the Company transferred its Technical Services Operation. As used in this Report on Form 10-K, all references to the Company or SPARTA include, unless the context indicates otherwise, the Company and its subsidiary.

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

     In recent years there have been numerous consolidations and mergers in the defense industry. None of these has adversely impacted the Company’s business activities. However, there is no way to assess the impact to the Company of any future mergers. There has been a strong initiative within the government to out-source services, except those services that are inherently governmental functions, to the maximum extent possible. Since the Company has a significant engineering service business, this initiative should be favorable to the Company in the future. In addition, there has been a strong movement in acquisition reform to consolidate requirements and issue fewer contracts, larger in scope, and covering multiple years. Although many experts agree that consolidation of requirements has not been very favorable to small and mid-sized businesses, it has not adversely impacted the Company’s business to date. Because of the consolidation of requirements, government contracts in the Company’s business areas have seen a proliferation of large indefinite delivery/indefinite quantity (“ID/IQ”) task order contracts. These contracts have high contract value ceilings, but such ceilings often have little relationship to the true contract value. These contracts often have more than one awardee and merely give the Company the right to compete for task orders against other companies that have the same contract vehicle. Due to the nature of these types of contracts, there is uncertainty as to how much business the Company will ultimately be awarded under such contracts.

Company Strategy

     The Company’s strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 1200 employees, of whom approximately 75% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

     The Company focuses its business development efforts in nine strategic business areas – missile defense, national intelligence, tactical military systems, network centric warfare, military intelligence, hardware systems, technical services, space systems and homeland security. The Company believes that, based on its employees’ skill sets, these business areas offer the greatest potential for future growth. Many of these business areas offer greater growth potential than does missile defense (the Company’s largest business area), primarily because of expected budget declines in BMD. For example, whereas revenues in missile defense grew by 14% in 2004, revenues in tactical military systems, network centric warfare, space systems, and hardware systems grew by 142%, 85%, 61%, and 29% respectively. Although the Company continues to believe that it has significant opportunities in these business areas, there can be no assurance that the Company will be able to convert these opportunities to future revenues.

     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company’s professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company’s existing expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the MDA, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility support work for the Air Force.

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

Loss of Small Business Status

     Historically, the Company has qualified as a small business in most of its business areas because it had fewer than 1,000 employees, which is typically the principal requirement of the small business set-aside programs in which the Company participated. As a result, pursuit of small business set-aside programs had been a key element of the Company’s strategy. The Company exceeded the eligibility threshold in January 2004 and, effective February 1, 2004 the Company was no longer qualified for small business set-aside contracts where the small-business threshold is 1,000 employees. Small-business contracts awarded to the Company prior to this date were not affected. Subsequently the Company has competed and expects to continue competing in “full and open” proposal competitions and to team with small business prime contractors on small business set-aside programs. There can be no assurance that the Company’s strategy in this regard will be successful, and as a result, the loss of the Company’s small business eligibility may have a material adverse effect on the Company’s financial position and/or results of operations.

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

     The Company places significant emphasis on technical performance and client satisfaction, which are essential to the development of repeat business. Past performance is a government-mandated factor in determining contract awards. To facilitate promptness of service and interaction between the Company’s professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices in over 20 locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at a number of government and private contractor customer facilities. The Company’s managers have substantial autonomy to identify and pursue business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company’s customers.

     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company’s business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Companies which have acted as significant subcontractors to the Company include, among others, Science Applications International Corporation, Computer Sciences

Corporation, Photon Research Associates, The Training Systems, Inc., and SY Coleman. Companies for which the Company has acted as a significant subcontractor include, among others, Northrop Grumman Corporation, Computer Sciences Corporation, Lockheed Martin Corporation, Raytheon Corporation, Affiliated Computer Services, Inc., BAE Systems PLC, Booz Allen Hamilton, Aerovironment, JT3, LLC and Mayflower Vehicle Systems.

U.S. Government Contracts

     Approximately 99% of the Company’s fiscal year 2004 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services and other agencies of the DoD. The Company’s business is performed principally under cost reimbursement, fixed price, and fixed rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.

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

     Under firm fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased actual costs of performing the contract. Under fixed price (level of effort) contracts, the Company agrees to perform certain work for a fixed price and an agreed upon level of effort. For example, a typical fixed price (level of effort) contract provides for the Company to incur a specified number of hours on the contract. Fixed price (level of effort) contracts are less risky than firm fixed price contracts. If the Company provides all of the agreed upon level of effort, it may stop work and receive the entire payment, regardless of whether all the work was completed. Under a fixed rate time and materials contract, the customer agrees to pay a specific negotiated rate for each hour worked or performed against a task order under the contract and to reimburse material and other direct costs at cost.

     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. Approximately 80% of the Company’s revenues during each of the last three years were derived from contracts that are lower risk fixed price (level of effort); cost reimbursement; and fixed rate time and materials contracts. The distribution by contract type of the Company’s revenues in 2004, 2003 and 2002 is as follows (amounts in thousands, except percentages):

	2004		2003		2002
	Amount	% of total	Amount	% of total	Amount	% of total

Cost reimbursement	$124,768	50%	$119,324	59%	114,204	71%
Time and materials	69,852	28%	41,735	20%	28,044	17%
Fixed price (level of effort)	3,600	1%	3,461	2%	1,486	1%
Firm fixed price	53,148	21%	38,126	19%	17,963	11%
Other	198	—	545	—	529	—

Total	$251,566	100%	$203,191	100%	162,227	100%

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor’s indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency (“DCAA”) from time to time and the existence of higher priority projects. The Company’s indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2002 (fiscal year 2002). Indirect contract costs for periods subsequent to fiscal year 2002 have been recorded at amounts which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2003 will be audited and settled with the DCAA in fiscal year 2005, and that costs incurred in fiscal year 2004 will be audited and settled in fiscal year 2006.

     The Company’s contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. Government terminated for convenience several task orders on one of the Company’s contracts. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of January 2, 2005, the Company had accounts receivable totaling approximately $2 million for costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. Subsequent to year end, the government agreed to reimburse the Company for substantially all of these costs, and is continuing to negotiate with the Company regarding settlement of the remaining costs. There were no other terminations of programs or contracts in 2004 and the Company does not anticipate termination of any programs or contracts in 2005. However, no assurances can be given that such events will not occur. Changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company would materially affect the revenues and income of the Company.

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

Backlog

     Annualized funded contract backlog represents all current contracts on which the Company expects to perform during the next 12 months and for which the customer has appropriated funds for payment of goods and services. Annualized unfunded contract backlog includes the expected value during the next 12 months of future incremental funding on existing contracts. Multi-year contract backlog represents the total funded and unfunded contract backlog, without regard to when the relevant contract work will be performed. As a result of U.S. Government funding practices, the Company expects that most of its funded backlog will be performed within the next 12 months.

     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2003, 2002 and 2001, annualized Company-defined backlog comprised 81%, 86% and 88% of sales for fiscal 2004, 2003 and 2002, respectively.

     The following table summarizes contract backlog and Company-defined backlog at the dates indicated:

	January 2,	December 28,
	2005	2003
	(amounts in thousands)
Annualized funded contract backlog	$102,200	$76,900
Annualized unfunded contract backlog	79,200	89,100

Total annualized contract backlog	181,400	166,000
Expected 12-month value of future funding on proposals with high probability of winning procurement	45,900	37,100

Total annualized Company-defined backlog	$227,300	$203,100

Total multi-year contract backlog	$569,700	$438,000
Expected value of future funding on proposals with high probability of winning procurement	139,800	118,400

Total multi-year Company-defined backlog	$709,500	$556,400

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

     One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to assist the government in evaluating bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts. Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on past performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The

Company believes the skills of its technical personnel are the key to its growth and competitive position in its industry. See “Business-Industry Background” and “Business-Marketing.”

Patents and Proprietary Rights

     The Company, at present, holds a small number of patents. All of these patents are related to technology developed by the Company during the course of performing work on defense programs, some of which the Company may exploit in the commercial marketplace. The Company believes that its competitive position in its core business areas is not dependent on these patents, or on copyright or trade secret protection, and that the success of the Company depends primarily on the technical competence and managerial and marketing ability of the Company’s personnel.

Employees

     Most of the Company’s employees are highly skilled and educated. Approximately 75% of the Company’s employees have college degrees, and 35% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer science and business and management. The Company’s professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.

     Many of the Company’s contracts require the Company and certain of our employees to obtain and maintain government security clearances. As of January 2, 2005, approximately 78% of our employees had security clearances.

     The Company’s primary resource is its technical staff and administrative personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2004 and 2003, the Company experienced a relatively low level of voluntary employee turnover as the result of the Company’s efforts to minimize voluntary turnover. In 2004, the Company was able to attract and hire approximately 350 full-time employees, replacing approximately 150 terminating employees, for a net increase of approximately 200 full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company’s employee stock ownership program, and maintain its other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2005.

     At January 2, 2005, the Company employed approximately 1200 equivalent full-time employees, approximately 80% of whom are based in the Company’s and its customers’ facilities in California, the Washington D.C. metropolitan area, and Alabama. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its employee relations are very good. The Company has not experienced any labor disputes or work stoppages during the last five years.

Available Information

     The Company’s web site address is www.sparta.com. The Company makes available free of charge on or through its Internet web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

     In addition, the Company makes available free of charge on its Internet web site its Standards of Business Conduct, which is a code of ethics that applies to all of the Company’s employees, including its Chief Executive Officer, Chief Financial Officer, Controller, and other individuals performing similar functions.

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

RISKS RELATED TO OUR INDUSTRY

Risks Related to Government Contracting

     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks on the Company. Some of the key provisions are summarized as follows:

❑	Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. Failure of Congress to approve funding for a major program or contract, or a modification, curtailment, or termination of a major program or contract could have a material adverse effect on the Company’s financial condition and/or results of operations.

❑	Many of our multi-year contracts provide for the exercise by the government of unilateral options. There can be no assurance that the government will exercise such options.

❑	Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges may result in the Company incurring additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest were upheld, this could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on the Company’s financial condition and/or results of operations. During 2002, one of the Company’s competitors protested an award to the Company of a $37 million, five-year contract. As a result of the protest, the contracting agency placed a stop work order on the award, pending a U.S. General Accounting Office (GAO) decision on the protest. Subsequently, the GAO sustained the protest based on a source selection error in the cost/technical trade-off. The solicitation was remanded to the contracting agency for re-evaluation of source selection criteria. During 2003, the contracting agency revised the scope of work contemplated under this contract and solicited new proposals. In January 2004, the Company was awarded a $34 million, four-year contract. However, there can be no assurance that future protests of contract awards to the Company will be similarly resolved in the Company’s favor.

❑	U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by the Company, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. The Company has negotiated final indirect contract costs through fiscal year 2002. Indirect contract costs for periods subsequent to fiscal year 2002 have been recorded at amounts which the Company expects to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on the Company’s financial condition and/or results of operations.

❑	The Company is subject to regulations regarding potential Organizational Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor’s judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations

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

❑	A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the negotiation of certain contracts; Cost Principles and Cost Accounting Standards, which impose rules regarding the allowability and allocability of costs to U.S. Government contracts; and a variety of laws and regulations that govern the dissemination of information that is classified for national security purposes. These laws and regulations impose added costs on our business, and significantly affect the manner in which we conduct our business with our customers. Changes in or significant violations of these laws and regulations could result in unilateral downward adjustments to contract values, which could have a material adverse effect on the Company’s financial condition and/or results of operations.

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

     Additionally, some U.S. Government agencies have recently begun using firm fixed price contracts for procuring certain technical and analytical services provided by the Company. Historically, most of these services were performed under lower risk cost reimbursement or time and material contracts. Revenues on firm fixed price contracts comprised 21% of total revenues in 2004, compared with 19% in 2003 and 11% in 2002. As noted under the caption “U.S. Government Contracts”, firm fixed price contracts involve greater performance risks. Although the Company has not experienced significant losses on firm fixed price technical and analytical service contracts to date, there can be no assurance that such performance will continue. If we fail to accurately estimate the ultimate costs under such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts.

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

Government Security Issues

     Many of the Company’s contracts require the Company and certain of our facilities and employees to obtain and maintain government security clearances. If we lose or are unable to obtain the required security clearances, our customer may terminate the related contract, or may decide not to renew it upon its expiration. Additionally, a breach in security procedures could result in negative publicity, impair the Company’s reputation, and prevent us from further accessing critically sensitive information. Such events could have a material adverse effect on the Company’s financial position and/or results of operations.

RISKS RELATED TO OUR BUSINESS

Concentration of Revenue with the U.S. Government

     The Company derives substantially all of its revenue from direct or indirect contracts with various U.S. Government agencies. During 2004, 99% of the Company’s revenue was derived from such contracts, and 48% of the Company’s revenue was derived from contracts related to BMD. In addition, government contracts and BMD programs comprised 99% and 43%, respectively, of the Company’s annualized contract backlog as of January 2, 2005. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position and/or results of operations. Among the factors that could affect our business are:

❑	Changes in budgets, appropriations or administrations affecting U.S. Government spending generally, or specific agencies with which we do business, or specific programs (such as BMD) in which we participate;

❑	Delays in the government’s appropriation process;

❑	Military conflict or international political crises that may result in funding limitations on the Company’s contract vehicles; and

❑	The impact on U.S. Government tax revenues of possible decline in the general economy.

❑	The impact on current and future defense budgets of projected federal budget deficits.

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

Loss of Small-Business Status

     Historically, the Company has qualified as a small business in most of its business areas because it had fewer than 1,000 employees, which is typically the principal requirement of the small business set-aside programs in which the Company has participated. (For this purpose, the number of employees is computed as the average monthly employee count over the twelve months preceding submittal of the contract proposal, thus extending the eligibility period beyond that in which the Company first exceeded 1,000 employees.) As a result, pursuit of small business set-aside programs has been a key element of the Company’s strategy. The Company exceeded the eligibility threshold in January 2004 and, effective February 1, 2004, the Company was no longer qualified for small business set-aside contracts where the small-business threshold is 1,000 employees.

     The U.S. Government is expected to continue its policy of establishing small business procurement objectives for the foreseeable future. Upon losing its small business status, the Company is no longer eligible to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business. Furthermore, procuring agencies and prime contractors are no longer able to consider contracts awarded to the Company in determining whether they have met their small business procurement objectives, although the Company is still entitled to compete for such contracts based on technical, performance, cost, and other factors. Additionally, the U.S. Small Business Administration is encouraging – but not compelling – procuring agencies to require contractors to re-certify their small business status each year. To date, the Company has received no notices that it will be required to re-certify its small business status on any of its small business set-aside contracts. If the Company is unable to replace its existing small business set-aside contracts, or if procuring agencies and prime contractors decide to award follow-on contracts to other companies that qualify as a small business, there could be a material adverse effect on the Company’s financial position and/or results of operations.

     Additionally, because the Company has lost its small business status, the Company is no longer eligible for the small business exemption from compliance with the full range of Cost Accounting Standards. Compliance by the Company with the full range of Cost Accounting Standards will impose added administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers. For example, there may be an impact on the methods we use to determine pricing for contract proposals, or the Company may need to revise certain of its government cost accounting practices to conform to Cost Accounting Standards. Such revisions could have a material adverse effect on the Company’s financial position and/or results of operations.

Key Personnel

     The Company depends on a number of its executive officers and senior management to identify and pursue new business opportunities, to identify key growth opportunities, and to establish and maintain relationships with the U.S. Government agencies and prime contractors with which we do business. Additionally, much of our continued success is dependent on our ability to recruit and retain key technical staff necessary to serve our customers effectively. Excessive turnover among our officers, senior management, or key technical staff could adversely affect our ability to perform our contractual obligations, to generate new business to replace expiring contracts, and to identify and penetrate key growth markets. Although the Company has designed its compensation and other policies to facilitate recruitment and to minimize attrition, there can be no assurances that such policies will succeed. In addition, the Company generally has not entered into long-term employment agreements with its key personnel. Over the last few years, the Company has had minimal voluntary turnover of its officers and senior managers (other than retirement). However, there can be no assurance that the Company will be able to continue to minimize such voluntary turnover.

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

Future Acquisitions

     Historically, the Company has relied on internally generated growth for substantially all of the Company’s growth. In the future, however, the Company may use strategic acquisitions to supplement internal growth or to rapidly establish itself in new markets. Acquisitions may pose additional risks to the Company, including:

❑	We may issue shares of the Company’s common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

❑	We may be unable to accurately assess the financial impact of an acquired business on the Company’s financial position and/or results of operations;

❑	We may be unable to novate, assign, or otherwise succeed to the acquired business’ U.S. Government contracts;

❑	We may be unable to effectively integrate the acquired business into our existing operations;

❑	We may be unable to retain key employees of the acquired business; and

❑	We may be required to devote disproportionate management or Company resources to negotiating, integrating, or financing an acquired business.

These, and other risks, may result in an acquisition having a material adverse effect on the Company’s financial position and/or results of operations.

Indemnification of Directors, Officers and Employees

     As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The Company has a director and officer errors and omissions insurance policy that limits the Company’s exposure and should enable it to recover a portion of any future amounts paid under the indemnification agreements. Accordingly, the Company believes the estimated fair value of these indemnification agreements is minimal. However, the maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. If the Company were required to provide indemnification payments under these agreements, it could have a material adverse effect on the Company’s financial position or results of operations.

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

Lack of Public Market; Restrictions on Transfer or Sale of Stock; Voluntary Repurchase Program

     There is no public market for the Company’s common stock, and the Company currently has no intention of listing its common stock on a public market in the foreseeable future. Moreover, the Company’s Amended and Restated Certificate of Incorporation imposes significant restrictions on the ability of stockholders to transfer or sell shares of the Company’s common stock. See “Market for Registrant’s Common Equity and Related Stockholder Matters – Repurchase Rights of the Company, Restrictions on Transferability”.

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

Stock Price

     The Company’s stock price is determined by our Board of Directors, pursuant to a stock price formula that is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques (see “Market For Registrant’s Common Equity and Related Stockholder Matters – Formula Price”). As such, a trading market of buyers and sellers does not determine the Company’s stock price. The stock price formula may not necessarily include variables that reflect all financial and valuation criteria that may be relevant. Moreover, the results of the annual valuation, or other unanticipated events, may require the Company to modify the stock price formula in the future, in order to ensure that the stock price formula produces a price within an appropriate range of fair market value. All stock repurchases occur at the stock price determined by the Board of Directors. The Board of Directors believes that the stock price is within an appropriate range of fair market value. However, there can be no assurance that the stock price represents the value that would be obtained if our stock were publicly traded.

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

Leverage; Restrictive Debt Covenants

     As of January 2, 2005, the Company had long-term debt totaling $10.4 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.

     In addition, the Company is subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of the Company’s assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of January 2, 2005, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.

ITEM 2. PROPERTIES

     The Company’s corporate office, comprised of approximately 16,000 square feet of office space leased through February 2010, is located in Lake Forest, California. All of the Company’s other offices are also leased, and aggregate approximately 428,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, Lancaster, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; Omaha, Nebraska; Las Vegas, Nevada; and Arlington, Centreville and Hampton, Virginia. Leases on these and other Company facilities expire at various times through 2010. The aggregate annual rent paid by the Company for all of its offices and facilities, during the fiscal year ended January 2, 2005, was approximately $6,761,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lack of Public Market; Internal Repurchase Program

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

     Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, to retain all stockholdings among active employees and directors. As of January 2, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

Stock Price

     The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price formula is intended to calculate a stock price within an appropriate range of fair market value.

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

     The stock price formula does not include liquidity as a factor in determining the stock price. However, an extended period of limited liquidity might require the Board of Directors to change the stock price formula to factor in the lack of liquidity. The stock price is reviewed periodically by reference to discounted cash flow analysis and other financial valuation techniques to determine if the formula produces a price within an appropriate range of fair market value. The results of the most recent review, conducted as of March 2004, determined that, at that time, the formula was producing a price consistent with fair market value.

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

Price Range of Common Stock

     Shares that are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder’s association with the Company, are repurchased at a price that is equal to the stock price then in effect. The following table sets forth information regarding the stock price of the common stock for the periods beginning on the dates indicated:

	Stock Price per Share of Common Stock
	2004	2003

January 21	$28.02	$21.72
April 21	30.32	23.87
July 21	31.16	24.57
October 21	34.58	26.14

     The current stock price, determined as of January 21, 2005, is $36.90 per share.

Dividend Policy

     The Company’s present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its stock and does not anticipate that it will do so in the foreseeable future. The Company’s bank loan agreement prohibits the payment of dividends by the Company without the bank’s prior consent.

Record Holders

     As of February 27, 2005 there were approximately 1,196 holders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October (October 4, 2004 – October 31, 2004)	123,814	$31.23	93,810	—
November (November 1, 2004 – November 28, 2004)	57,838	$34.32	25,861	$1,300,000
December (November 29, 2004 – January 2, 2005)	24,200	$34.55	—	—
Total	205,852	$32.49	119,671	$1,300,000

     As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase programs are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Lack of Public Market; Internal Repurchase Program.”

     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for October in the above table represent the final stock repurchases from the August 21, 2004 stock repurchase date.

     During the fourth quarter of 2004, the Company announced a voluntary stock repurchase program with an expiration date of November 22, 2004. Total funds committed to this repurchase program aggregated $2,194,000, of which $894,000 were expended in November 2004, with the balance expended in January 2005.

     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Repurchase Rights of the Company, Restrictions on Transferability.”

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended January 2, 2005. These tables should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K.

	Operating Data for the Years Ended December 31(1)
	(amounts in thousands except EPS and share data)
	2004	2003	2002	2001	2000
Sales	$251,566	$203,191	$162,227	$137,586	$126,766
Costs and expenses	$235,579	$192,002	$153,324	$129,184	$113,266
Net income (2)	$15,987	$11,189	$8,903	$8,402	$10,699
Basic earnings per share	$3.09	$2.23	$1.76	$1.54	$1.65
Diluted earnings per share	$2.82	$2.05	$1.60	$1.42	$1.52
Weighted average common shares outstanding	5,173,065	5,013,328	4,863,209	4,997,912	5,518,521

	Balance Sheet Data as of December 31(1)
	(amounts in thousands)
	2004	2003	2002	2001	2000
Total assets	$92,280	$76,958	$59,364	$57,152	$51,542
Working capital	$46,311	$34,806	$24,676	$25,331	$21,738
Long term liabilities, including redeemable preferred stock	$8,367	$6,003	$8,761	$12,230	$7,192
Stockholders’ equity	$50,727	$39,267	$25,002	$23,678	$25,608

(1)	The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on January 2, 2005, December 28, 2003, December 29, 2002; December 30, 2001; and December 31, 2000. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

(2)	Net income in 2000 includes the non-recurring gain of $4.3 million ($2.6 million after income taxes) from the sale of the Company’s Raleigh Division.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with “Item 6 – Selected Financial Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the recent loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.

Overview

     The Company performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. DoD and various intelligence agencies. In 2004, the Company derived approximately 97% of its revenues from contracts with the DoD and various intelligence agencies. BMD programs contributed approximately 48% of total revenues. Other DoD programs, which contributed approximately 49% of total revenues, comprise a broad range of programs, including national and military intelligence, technical services, tactical hardware and software systems, and strategic and tactical space systems. The Company derived the remaining 3% of total revenues from various non-DoD government departments and agencies, such as Homeland Security and NASA, and from commercial programs.

     Profitability on government contracts is dependent upon many factors. One significant factor is the type of contract under which the work is performed. In 2004, the Company generated approximately 50%, 28% and 21% of its total revenues from cost reimbursement, time and materials, and firm fixed price contracts, respectively. Under cost reimbursement contracts, the Company’s revenues comprise allowable contract costs plus applicable fee, which, under the terms of the contract, may be fixed or determined based on the customer’s evaluation of the Company’s performance. Accordingly, under a cost reimbursement contract, the Company generally takes on less risk, and therefore generally earns a lower fee rate. Under time and materials contracts, the customer agrees to pay a specific negotiated rate for each hour worked on the contract and to reimburse materials at cost, and under firm fixed price contracts, the Company agrees to perform the work for a fixed price. Thus, the Company’s profitability on time and materials and firm fixed price contracts depends to a large extent on its ability to effectively manage the costs of contract performance. Because the Company takes on a greater degree of risk under such contracts, profit rates on such contracts can be higher than on cost reimbursement contracts. However, the Company is also at greater risk of realizing a loss on such contracts.

     Contract costs comprise both direct costs of performing work on the contract and allocable indirect costs. Direct costs include labor costs for employees working directly on the contract, the cost of subcontractors performing work on the contract, and the cost of materials and travel incurred in the course of contract performance. Indirect costs include fringe benefits for the Company’s employees, labor costs for employees supervising contract performance and for administrative functions, facility and equipment costs, and other similar costs incurred in the ordinary course of business. Indirect costs, as well as direct costs on cost reimbursement contracts, are subject to audit and adjustment. The Company’s contract costs have been audited and settled through fiscal 2002; contract costs incurred in periods subsequent to fiscal 2002 have been recorded at amounts which the Company expects to realize upon final settlement. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.

     Historically, the Company’s end-of-year annualized contract backlog has generally been indicative of its revenues in the following year. Annualized contract backlog represents all current contracts on which the Company expects to perform during the next 12 months and for which the customer has appropriated funds for payment of goods and services, plus the expected value during the next 12 months of future incremental funding on existing contracts. Although the Company’s backlog has, in the past, generally been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, existing contracts are renewed, or new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. U.S. Government contracts are also conditioned upon the continuing availability of Congressional appropriations; new Presidential Administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and/or results of operations.

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

Results of Operations

     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	2004	2003	2002
Sales	$251,566	$203,191	$162,227
Sales by business area, as a percentage of total sales
BMD	48%	49%	43%
Other DoD	49%	48%	50%
Non-DoD	3%	3%	7%
Gross profit (1)	$27,227	$19,190	$15,289
Gross profit as a percentage of costs (1)	12.1%	10.4%	10.4%
Income from operations	$25,212	$18,135	$14,790
Net income	$15,987	$11,189	$8,903

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures”. Gross profit, as defined by the Company, and gross profit as a percentage of costs are non-GAAP financial measures. The Company defines gross profit as sales less contract costs. Contract costs are all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain operating expenses that are unallowable under government procurement regulations. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. They should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	2004	2003	2002
Gross profit	$27,227	$19,190	$15,289
Less unallowable operating expenses	(2,015)	(1,055)	(499)

Income from operations	$25,212	$18,135	$14,790

2004 compared to 2003

     Revenue increased 24%, from $203.2 million in 2003 to $251.6 million in 2004.

     The most significant contributor to the Company’s revenue growth was in DoD programs other than BMD, where revenue increased 27%, from $98.0 million in 2003 to $124.1 million in 2004. The Company increased revenue on programs for a variety of intelligence agencies by $7.1 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. During 2004, the Company also increased revenue by $11.4 million on a variety of training, logistics and programmatic support programs for the U.S. Army, and by $4.0 million on a variety of space system support programs for the U.S. Air Force.

     Revenue on BMD programs increased 21%, from $98.5 million in 2003 to $119.5 million in 2004. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements. For example, revenue from providing support services to the MDA Advanced Systems and Transition to Readiness programs increased from $23.2 million in 2003 to $31.7 million in 2004, largely as the result of several key contract awards.

     Revenue on non-DoD programs increased 17%, from $6.7 million in 2003 to $7.9 million in 2004, primarily due to a $2.0 million increase in revenues on a commercial composite manufacturing program.

     The gross profit rate (gross profit as a percentage of contract costs) increased from 10.4% in 2003 to 12.1% in 2004. The increase in the gross profit rate is primarily attributable to the mix of contract types. Revenue on cost reimbursable contracts declined from 59% of total sales in 2003 to 50% in 2004. In 2004, the combination of firm fixed price contracts and time and materials contracts comprised 49% of total revenue, an increase from 39% in 2003. Because the Company bears greater risk on firm fixed price and time and materials contracts, the gross profit rate on these contract types is generally higher. During 2004 the average profit rates earned by the Company on cost reimbursable, time and materials and firm fixed price contracts was 9%, 10% and 20%, respectively, compared with 9%, 9% and 14%, respectively, for 2003.

     Net interest income increased 113% from $60,000 in 2003 to $127,000 in 2004, primarily due to continued emphasis on rapid billing and collection activities designed to expedite cash receipts. The average cash balance available for investment increased 22% from $18.2 million in 2003 to $22.3 million in 2004. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Accordingly, the increase in average interest rates from 2003 to 2004 had a minimal effect on net interest.

     The Company’s effective income tax rate was 36.9% and 38.5% in 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 is primarily attributable to a reduction in the income tax provision of $0.7 million, resulting from the reversal of previously accrued taxes as the result of a favorable audit of the Company’s tax returns. The decrease in the effective tax rate is also attributable to a lower effective state tax rate.

2003 compared to 2002

     Revenue increased 25%, from $162.2 million in 2002 to $203.2 million in 2003.

     The most significant contributor to the Company’s revenue growth was in BMD programs, where revenue increased 42%, from $69.6 million in 2002 to $98.5 million in 2003. Although BMD continues to be a major focus of the current Administration, in GFY 2003, BMD funding decreased approximately 5%. This did not, however, adversely affect the Company’s 2003 BMD revenues, as most of the decreases were in BMD program elements in which the Company did not have significant participation. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements. For example, revenue from providing support services to the MDA Advanced Systems Program increased from $10.6 million in 2002 to $19.5 million in 2003, largely as the result of several key contract awards during 2003.

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

     The gross profit rate (gross profit as a percentage of contract costs) in 2003 was 10.4%, equivalent with the gross profit rate experienced in 2002. The consistent gross profit rate is primarily attributable to two opposing factors. Revenue on BMD programs increased from 43% of total sales in 2002 to 49% in 2003. The gross profit rate on many of the Company’s BMD programs tends to be lower than on other programs, because subcontractor costs (on which the Company typically receives lower fees) comprise a significant portion of the work effort on many BMD programs, due to the extensive use of teaming arrangements to meet customers’ needs. Offsetting the negative impact of program mix on the gross profit rate was the positive impact attributable to the mix of contract types. In 2003, firm fixed price contracts comprised 19% of total revenues, an increase from 11% in 2002. Because the Company bears greater risk on such contracts, the gross profit rate is generally higher.

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

     The Company’s effective income tax rate was 38.5% and 40% in 2003 and 2002, respectively. The decrease in the effective rate in 2003 was attributable to a lower effective state tax rate.

Backlog

     Annualized funded contract backlog represents all current contracts on which the Company expects to perform during the next 12 months and for which the customer has appropriated funds for payment of goods and services. Annualized unfunded contract backlog includes the expected value during the next 12 months of future incremental funding on existing contracts. Multi-year contract backlog represents the total funded and unfunded contract backlog, without regard to when the relevant contract work will be performed. As a result of U.S. Government funding practices, the Company expects that most of its funded backlog will be performed within the next 12 months.

     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2003, 2002 and 2001, annualized Company-defined backlog comprised 81%, 86% and 88% of sales for fiscal 2004, 2003 and 2002, respectively.

     The following table summarizes contract backlog and Company-defined backlog at the dates indicated:

	January 2,	December 28,
	2005	2003
	(amounts in thousands)
Annualized funded contract backlog Annualized unfunded contract backlog	$102,200 79,200	$76,900 89,100
Total annualized contract backlog Expected 12-month value of future funding on proposals with high probability of winning procurement	181,400 45,900	166,000 37,100
Total annualized Company-defined backlog	$227,300	$203,100
Total multi-year contract backlog Expected value of future funding on proposals with high probability of winning procurement	$569,700 139,800	$438,000 118,400
Total multi-year Company-defined backlog	$709,500	$556,400
Annualized Company-defined backlog (by business area): BMD Other DoD Non-DoD	$98,100 122,100 7,100	$90,800 105,100 7,200
Total annualized Company-defined backlog	$227,300	203,100

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

     The annualized Company-defined backlog increased from $203.1 million in 2003 to $227.3 million in 2004, an increase of 12%. BMD annualized backlog increased $7.3 million, or 8%, from 2003 to 2004, as the Company has continued to generate growth in its BMD business base through penetration of other BMD program elements. Other DoD annualized backlog increased $17.0 million, or 16%, from 2003 to 2004. A portion of the increase in other DoD annualized backlog is attributable to contract or task order awards on a variety of training, logistics, engineering and planning programs for the U.S. Army. Additionally, the Company experienced an increase in other DoD annualized backlog on a variety of intelligence programs as a result of the government’s increased focus on intelligence stemming from the terrorist attacks of September 11. Non-DoD annualized backlog decreased $0.1 million, or 1%, from 2003 to 2004.

     The following highlights representative contract wins during 2004 that contributed to the increase in annualized and multi-year Company-defined backlog. For ID/IQ and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.

❑	Prime contract with the Missile and Space Intelligence Center to support the Offensive Missile Systems program, estimated value of $43 million over five years

❑	Subcontract to support the Department of the Army Sustainable Range Program, estimated value of $40 million over five years

❑	Prime contract with the Joint Single Integrated Air Picture (SIAP) Systems Engineering Office for follow-on support to the SIAP project, estimated value of $10 million over five years

❑	Prime contract with the Army Aviation and Missile Command (AMCOM) Program Executive Office – Aviation, for the Blackhawk Support program, estimated value of $10 million over five years

❑	Subcontract to support the Army Ground Based Midcourse Defense (GMD) Joint Project Office on the GMD Fire Control Communications Systems Engineering and Technical Assistance (SETA), estimated value of $8.5 million over 30 months

❑	Subcontract to support the Army Forces Strategic Command Space and Missile Defense Initiatives Support II program, estimated value of $8 million over five years

❑	Task order under the EADD II prime contract to support the Air Force Space and Missile Systems Center Think Tank program, estimated value of $8 million over 17 months

❑	Prime contract to support the Army Space Command Advanced Concept Development program, estimated value of $8 million over 16 months

❑	Subcontract to support the U.S. Strategic Command’s Integrated Systems Planning and Analysis Network, estimated value of $8 million over ten years

❑	Two subcontracts to provide logistics support to AMCOM, each subcontract has an estimated value of $5 million over five year periods

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at January 2, 2005. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at January 2, 2005.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of January 2, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

     The following table sets forth, for the periods indicated, selected financial information related to liquidity:

Balance at December 31
	2004	2003	2002

Cash and cash equivalents	$29,455,000	$26,711,000	$16,622,000
Stockholders’ equity	$50,727,000	$39,267,000	$25,002,000
Subordinated notes payable	$10,407,000	$8,110,000	$10,353,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	60	62	64
Current ratio	2.4	2.2	2.0

Cash Flow Information

     During 2004, 2003, and 2002, the Company’s cash balances increased $2.7 million, $10.1 million and $7.0 million, respectively, when compared with the prior year end.

     Operating activities generated $21.4 million, $21.0 million, and $16.1 million in cash during 2004, 2003 and 2002, respectively. The Company generated net income of $16.0 million, $11.2 million and $8.9 million during 2004, 2003 and 2002, respectively. Non-cash expenses in 2004 totaled $10.4 million, of which $7.8 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. During 2003 and 2002, non-cash expenses totaled $8.0 million and $7.3 million, respectively, of which $5.6 million and $4.4 million were related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue this practice for the foreseeable future. In addition, the Company generated cash flow (in the form of a reduction in its tax liabilities) of $4.0 million, $2.4 million, and $1.8 million in 2004, 2003 and 2002, respectively, as a result of the income tax benefit relating to its stock compensation plans.

     During 2004, the Company used $10.7 million in cash for working capital, as working capital used to fund an increase in accounts receivable and a reduction in income taxes payable exceeded working capital provided by increases in other accounts payable. During 2003, the Company generated $0.2 million in cash from working capital. Working capital was provided by increases in accrued compensation, income taxes and other accounts payable, and was reduced by increased accounts receivable. During 2002, the Company used $2.1 million in cash for working capital, principally due to an increase in accounts receivable. In 2004 accounts receivable grew at a faster pace than revenue, reversing the trend established during 2003 and 2002 when accounts receivable did not increase as fast as revenue growth. Accounts receivable increased 28%,

18% and 17% in 2004, 2003 and 2002, respectively, whereas sales increased 24%, 25% and 18%, respectively. Despite the unfavorable working capital performance (relative to sales growth) in 2004, the average DSO continued to decline from 64 days in 2002, to 62 days in 2003 and 60 days in 2004. The Company continues to emphasize rapid billing and collection of its receivables. However, there can be no assurance that the Company will be able to further reduce or maintain its average DSO.

     Capital expenditures totaled $4.6 million, $3.6 million and $1.3 million in 2004, 2003 and 2002, respectively. As a percentage of sales, capital expenditures totaled 1.8%, 1.8% and 0.8% in 2004, 2003 and 2002, respectively. The increase in capital expenditures in 2003 and 2004 is primarily attributable to expansion of certain of the Company’s facilities. The Company currently expects a modest decrease in its levels of capital expenditures.

     Proceeds from the issuance of common stock, including exercise of stock options, totaled $11.6 million, $6.6 million and $4.7 million in 2004, 2003 and 2002, respectively.

     In connection with the aforementioned stock repurchase policies, the Company repurchased a total of approximately 924,000, 497,000, and 924,000 common shares in 2004, 2003, and 2002, respectively, totaling $27.9 million, $11.6 million, and $18.1 million in those years, respectively. Of these totals, $4.9 million, $0.2 million, and $3.5 million were repurchased in exchange for promissory notes during 2004, 2003 and 2002, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $2.6 million, $2.4 million, and $2.1 million in 2004, 2003 and 2002, respectively. The remaining shares were repurchased for cash.

     In November 1994, the Company entered into a Stock Purchase Agreement with SAIC. Under the terms of the Agreement, between November 1994 and August 1996, SAIC purchased a total of 569,000 shares of the Company’s redeemable preferred stock, at an aggregate price of $2.4 million. Beginning in 1999, the Company began repurchasing shares of the redeemable preferred stock held by SAIC. In 2002, the Company repurchased approximately 224,000 shares of preferred stock at a cost of $4.4 million. As of December 29, 2002, the Company had repurchased all such outstanding shares of redeemable preferred stock.

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

     The Company had cash balances of $29.5 million as of January 2, 2005. Of this total, approximately $5.1 million was held to fund the Company’s 2004 profit sharing and 401(k) matching contributions to the Company’s retirement plan. This funding occurred in February of 2005.

     During 2004, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of January 2, 2005, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of January 2, 2005, contractual obligations are payable as follows:

Contractual Obligations	Payments Due by Period
	(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$10,407	$2,992	$5,555	$1,483	$377
Operating Leases	31,460	7,294	18,861	5,305	0
Total Contractual Obligations	$41,867	$10,286	$24,416	$6,788	$377

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

     Revenue recognition – Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2002. For years in which the Company’s costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

     Valuation of long-lived assets – The Company assesses the impairment of identifiable long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant under-performance of the asset relative to historical or projected future operating results, as well as significant changes in operating conditions, the manner of use of the asset, or the Company’s overall business strategy. The Company records an impairment charge when the carrying value of a long-lived asset exceeds the fair value of the asset.

     Income taxes - The objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Significant judgment is required in assessing these future tax consequences. In addition, the Company is subject to examination by the Internal Revenue Service and state taxing authorities. The Company has recorded a liability for the estimated impact of adverse findings arising from these examinations. In the event the outcome of future tax consequences or adverse findings is significantly different, there could be a material impact on our financial position and/or results of operations.

     Estimated fair value of common stock – The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price is reviewed annually by reference to discounted cash flow analysis and other financial valuation techniques to determine that the formula produces a price within an appropriate range of fair market value. The results of the most recent review, conducted as of March 2004, determined that, at that time, the formula was producing a stock price consistent with fair market value. The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the formula stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the formula stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the formula stock price has not been required.

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

Recent Accounting Pronouncements

     In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123® [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company anticipates adopting SFAS 123(R) at the beginning of the first annual reporting period beginning after December 15, 2005. The Company has not determined the transition method that will be selected to implement this statement or the impact that adopting this statement will have on the Company’s financial position and/or results of operations.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of January 2, 2005, the Company had accounts receivable totaling approximately $2 million for costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. Subsequent to year end, the government agreed to reimburse the Company for substantially all of these costs, and is continuing to negotiate with the Company regarding settlement of the remaining costs. The Company believes that this termination will not have a material effect on the Company’s financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2005. However, no assurances can be given that such events will not occur.

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

     During 2004 the Company maintained an average DSO of 60 days. Moreover, at January 2, 2005, long-term accounts receivable (contract retentions) comprised approximately $1.5 million, or 3.0% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.

     The Company did not borrow on its bank line of credit during 2004, and does not anticipate the need to borrow on this line in the foreseeable future. The Company’s only debt obligations as of January 2, 2005 are subordinated promissory notes issued in connection with the repurchase of common stock from certain shareholders. The principal balance of these subordinated promissory notes was $10.4 million at January 2, 2005. Because these notes bear interest at variable interest rates that generally fluctuate in step with market interest rates, the fair value of the notes is not materially different.

     FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM rates. Accordingly, in periods of declining interest rates, the Company’s FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues. However, in fiscal 2004, FCCM comprised approximately 0.1% of revenues and approximately 1% of operating income. Therefore, changes in FCCM rates resulting from changed in the level of prevailing interest rates would not normally be expected to have a material effect on the Company’s results of operations.

     The Company does not believe that there is significant interest rate risk related to its investments, subordinated promissory notes and cost of money. Based on the principal balances as of January 2, 2005, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased annual interest expense to the Company of approximately $240,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company’s FCCM rates, thereby mitigating the impact of the increased interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company’s principal executive and principal financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 2, 2005. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

     The information under the caption “Election of Directors” appearing in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2005 (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption “Security Ownership of Certain Beneficial Owners and Management” appearing in the Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

	January 2, 2005
			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding	(excluding securities
	warrants and rights	options, warrants and rights	reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,655,731	$24.69	4,894,013
Equity compensation plans not approved by security holders (1)	—	—	359,509
Total	2,655,731	$24.69	5,253,522

(1) The Company has a restricted stock compensation plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a “rabbi” trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of January 2, 2005, the Company had issued an aggregate of 140,491 shares under the plan, of which 33,549 were unvested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information under the caption “Principal Accounting Fees and Services” appearing in the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report on Form 10-K:

1. FINANCIAL STATEMENTS

2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.

(b)	The exhibits listed in the accompanying Index to Exhibits at pages 47-48 are filed as part of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SPARTA, Inc.:

In our opinion, the consolidated financial statement listed in the index appearing under Item 15(a)(1) on page 33, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 30, 2005

CONSOLIDATED BALANCE SHEET
     at December 31

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$29,455,000	$26,711,000
Receivables, net	48,173,000	37,555,000
Prepaid expenses	926,000	555,000
Income taxes receivable	943,000

Total current assets	79,497,000	64,821,000

Equipment and improvements, net	10,460,000	8,367,000
Other assets	2,323,000	2,097,000

TOTAL ASSETS	$92,280,000	$75,285,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$17,345,000	$17,410,000
Accounts payable and other accrued expenses	10,849,000	6,985,000
Current portion of subordinated notes payable	2,992,000	2,335,000
Income taxes payable		2,360,000
Deferred income taxes	2,000,000	925,000

Total current liabilities	33,186,000	30,015,000

Subordinated notes payable	7,415,000	5,775,000
Deferred income taxes	952,000	228,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Common stock, $.01 par value; 25,000,000 shares authorized; 7,465,241 and 6,498,916 shares issued; 5,120,836 and 5,078,107 shares outstanding	75,000	65,000
Additional paid-in capital	73,609,000	50,234,000
Retained earnings	34,710,000	18,723,000
Treasury stock, at cost	(57,667,000)	(29,755,000)

TOTAL STOCKHOLDERS’ EQUITY	50,727,000	39,267,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,280,000	$75,285,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
      for the three years in the period ended December 31

	2004	2003	2002
Sales	$251,566,000	$203,191,000	$162,227,000

Costs and expenses:
Labor costs and related benefits	124,045,000	101,988,000	85,336,000
Subcontractor costs	80,333,000	64,928,000	44,670,000
Facility costs	13,238,000	10,662,000	11,094,000
Travel and general administrative costs	8,738,000	7,478,000	6,337,000

Total costs and expenses	226,354,000	185,056,000	147,437,000

Income from operations	25,212,000	18,135,000	14,790,000

Interest income	(329,000)	(214,000)	(288,000)
Interest expense	202,000	154,000	239,000

Income before provision for taxes on income	25,339,000	18,195,000	14,839,000

Provision for taxes on income	9,352,000	7,006,000	5,936,000

Net income	$15,987,000	$11,189,000	$8,903,000

Basic earnings per share	$3.09	$2.23	$1.76

Diluted earnings per share	$2.82	$2.05	$1.60

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
     for the three years in the period ended December 31

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury
	Shares Issued	Amount	Capital	Deficit)	Stock	Total
Balance at December 31, 2001	5,071,564	$50,000	$24,655,000	$(1,027,000)	$0	$23,678,000

Issuance of common stock	647,598	7,000	9,129,000			9,136,000

Acquisition of treasury stock					(18,148,000)	(18,148,000)

Accretion of redeemable preferred stock				(342,000)		(342,000)

Tax benefit relating to stock plan			1,775,000			1,775,000

Net income				8,903,000		8,903,000

Balance at December 31, 2002	5,719,162	57,000	35,559,000	7,534,000	(18,148,000)	25,002,000

Issuance of common stock	779,754	8,000	12,229,000			12,237,000

Acquisition of treasury stock					(11,607,000)	(11,607,000)

Tax benefit relating to stock plan			2,446,000			2,446,000

Net income				11,189,000		11,189,000

Balance at December 31, 2003	6,498,916	65,000	50,234,000	18,723,000	(29,755,000)	39,267,000

Issuance of common stock	966,325	10,000	19,353,000			19,363,000

Acquisition of treasury stock					(27,912,000)	(27,912,000)

Tax benefit relating to stock plan			4,022,000			4,022,000

Net income				15,987,000		15,987,000

Balance at December 31, 2004	7,465,241	$75,000	$73,609,000	$34,710,000	$(57,667,000)	$50,727,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
     for the three years in the period ended December 31

	2004	2003	2002
Cash flows from operating activities:
Net income	$15,987,000	$11,189,000	$8,903,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,514,000	2,370,000	2,107,000
Loss on disposal of equipment	37,000	15,000	744,000
Stock-based compensation and benefits	7,802,000	5,605,000	4,419,000
Tax benefit relating to stock plan	4,022,000	2,446,000	1,775,000
Deferred income taxes	1,799,000	(840,000)	168,000
Change in assets and liabilities:
Receivables, net	(10,618,000)	(5,672,000)	(4,733,000)
Prepaid expenses	(371,000)	59,000	(219,000)
Other assets	(226,000)	(64,000)	(62,000)
Accrued compensation	(65,000)	4,605,000	2,209,000
Accounts payable and other accrued expenses	3,864,000	386,000	1,341,000
Income taxes payable (receivable)	(3,303,000)	906,000	(595,000)

Net cash provided by operating activities	21,442,000	21,005,000	16,057,000

Cash flows from investing activities:
Purchases of equipment and improvements	(4,644,000)	(3,558,000)	(1,299,000)
Sales of short-term investments			8,727,000
Acquisition, net of cash acquired		(140,000)

Net cash provided by (used in) investing activities	(4,644,000)	(3,698,000)	7,428,000

Cash flows from financing activities:
Proceeds from issuance of common stock	11,561,000	6,632,000	4,717,000
Redemption of preferred stock			(4,395,000)
Purchases of treasury stock	(23,035,000)	(11,424,000)	(14,698,000)
Principal payments on subordinated notes payable	(2,580,000)	(2,426,000)	(2,071,000)

Net cash used in financing activities	(14,054,000)	(7,218,000)	(16,447,000)

Net increase in cash and cash equivalents	2,744,000	10,089,000	7,038,000
Cash and cash equivalents at beginning of year	26,711,000	16,622,000	9,584,000

Cash and cash equivalents at end of year	$29,455,000	$26,711,000	$16,622,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$185,000	$164,000	$246,000

Income taxes	$6,708,000	$4,546,000	$4,623,000

Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$4,877,000	$183,000	$3,450,000

Receipt of notes receivable in exchange for exercise of stock options	$1,266,000	$2,455,000	$1,414,000

The accompanying notes are an integral part
of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies:

a)	Description of business — SPARTA, Inc. (“the Company”), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

b)	Principles of consolidation - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

c)	Use of estimates in preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the estimated fair value of the Company’s common stock, and the valuation of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue recognition - Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of billable rates for hours expended, plus reimbursable costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method, and is based on contract costs incurred to date compared with total estimated costs at completion. The Company follows these methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. In addition, the Company recognizes revenue based on estimates of allowable contract costs, including indirect costs. Such costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2002. For years in which the Company’s costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates. Revisions to profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.

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

d)	Fiscal year — The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last three fiscal years ended on January 2, 2005, December 28, 2003, and December 29, 2002, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2004, 2003 and 2002. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

e)	Equipment and improvements - Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms, which range from 1 to 5 years.

f)	Income taxes - The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax provision represents the taxes payable for the period and the change during the period in deferred tax assets and liabilities. Amortized cost approximated fair value.

g)	Cash and cash equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is $17,000,000 and $17,500,000 of commercial paper as of December 31, 2004 and 2003 that the Company has the positive intent and ability to hold to maturity and have classified as held-to-maturity securities and reported at amortized cost.

h)	Short-term investments - Short-term investments include highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company’s intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet. There were no short-term investments outstanding as of December 31, 2004 and 2003.

i)	Redeemable preferred stock - During 2002, the Company repurchased 223,682 shares of redeemable preferred stock for $4,395,000. In addition, during 2002, the Company recorded a charge to retained earnings of $342,000 for accretion of the redeemable preferred stock. Prior to the redemption of these remaining shares of redeemable preferred stock, the Company was required to repurchase such shares at the holder’s option, based on the Company’s common stock price.

The preferred stockholder and the Company have entered into various subcontract agreements whereby the preferred stockholder subcontracts to the Company and vice versa. In 2002, amounts paid by the Company under such agreements were $8,023,000, and amounts received under such agreements were $825,000.

j)	Treasury stock - Treasury stock is shown at cost, and consists of 2,344,405, 1,420,809 and 923,949, shares of common stock at December 31, 2004, 2003 and 2002, respectively. The Company has the right, but not the obligation, to repurchase the stockholdings of all individuals who terminate their association with the Company (as defined). Repurchases of outstanding common stock in exercise of this right and at quarterly repurchase periods are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis, market multiple analysis, comparable transaction analysis and other financial valuation techniques. The stock prices and valuation dates were as follows:

	2004	2003	2002
January 21	$28.02	$21.72	$19.20
April 21	30.32	23.87	20.56
July 21	31.16	24.57	20.50
October 21	34.58	26.14	20.43

k)	Earnings per share (EPS) - Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the Company’s restricted stock compensation plan. Accretion of redeemable preferred stock is deducted from net income available to common stockholders in computing both basic and diluted earnings per share. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

2004	Income	Shares	EPS
Net income	$15,987,000
Less accretion	0

Basic EPS	15,987,000	5,173,065	$3.09

Dilutive effect:
Stock options		430,865
Restricted stock		61,613

Diluted EPS	$15,987,000	5,665,543	$2.82

2003	Income	Shares	EPS
Net income	$11,189,000
Less accretion	0

Basic EPS	11,189,000	5,013,328	$2.23

Dilutive effect:
Stock options		361,460
Restricted stock		73,887

Diluted EPS	$11,189,000	5,448,675	$2.05

2002	Income	Shares	EPS
Net income	$8,903,000
Less accretion	(342,000)

Basic EPS	8,561,000	4,863,209	$1.76

Dilutive effect:
Stock options		387,846
Restricted stock		90,024

Diluted EPS	$8,561,000	5,341,079	$1.60

l)	Disclosures about fair value of financial instruments - The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s subordinated notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

m)	Accounting for stock-based compensation - The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	2004	2003	2002
Net income
As reported	$15,987,000	$11,189,000	$8,561,000
Add after-tax stock-based compensation expense included in determining net income	1,598,000	1,488,000	743,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(2,844,000)	(2,566,000)	(1,640,000)

Pro forma net income	$14,741,000	$10,111,000	$7,664,000

Basic EPS
As reported	$3.09	$2.23	$1.76
Pro forma	2.85	2.02	1.58

Diluted EPS
As reported	2.82	2.05	1.60
Pro forma	2.64	1.89	1.48

n)	New accounting standards - In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (R) [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company anticipates adopting SFAS 123(R) at the beginning of the first annual reporting period beginning after December 15, 2005. The Company has not determined the transition method that will be selected to implement this statement or the impact that adopting this statement will have on the Company’s financial position and/or results of operations.

_____________________________

Note 2 - Receivables

Receivables are comprised as follows:

	2004	2003
Billed	$25,544,000	$19,777,000
Unbilled	22,629,000	17,778,000

	$48,173,000	$37,555,000

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company derived 99% of its revenues from such customers in each of the years ended December 31, 2004, 2003 and 2002, respectively, and accounts receivable from such customers comprised 97% and 96% of total accounts receivable as of December 31, 2004 and 2003. The Company believes that the credit risk associated with these receivables is minimal.

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

Accounts receivable includes costs incurred in advance of contract funding and estimated award fees totaling $3,457,000 and $2,384,000 at December 31, 2004 and 2003, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

During 2004, the U.S. Government terminated at its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million, of which approximately $9 million was incurred prior to the effective date of the termination. As of December 31, 2004, accounts receivable included $2,153,000 related to such incurred costs. Subsequently, the government agreed to reimburse the Company for substantially all of these costs. Although these amounts may not be fully recoverable, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

Contract retentions total $1,510,000 and $1,310,000 in 2004 and 2003, respectively. Contract retentions are billable when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Based on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical experience, the majority of the retention balance is expected to be collected beyond one year, and are therefore included in other assets.

_____________________________

Note 3 — Equipment and Improvements

Equipment and improvements are comprised as follows:

	2004	2003
Computer equipment including purchased software	$12,539,000	$10,961,000
Office furniture and equipment	7,499,000	5,913,000
Leasehold improvements	3,747,000	2,880,000

	23,785,000	19,754,000

Less accumulated depreciation and amortization	(13,325,000)	(11,387,000)

	$10,460,000	$8,367,000

_____________________________

Note 4 — Accrued Compensation

Accrued compensation is comprised as follows:

	2004	2003
Accrued bonus payable	$5,502,000	$6,382,000
Accrued profit sharing	5,472,000	4,275,000
Accrued payroll	6,371,000	6,753,000

	$17,345,000	$17,410,000

_____________________________

Note 5 — Notes Payable

At December 31, 2004, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 2, 2007. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (5.25% at December 31, 2004). The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with such requirements at December 31, 2004. There were no outstanding borrowings under the line of credit as of December 31, 2004 or 2003.

The Company has the right, but not the obligation, to repurchase shares of common stock held by terminated employees. At December 31, 2004 and 2003, the Company had outstanding unsecured notes payable arising from certain of such repurchases. Subordinated notes payable as of December 31, 2004 and 2003 includes $1.6 million and $2.1 million, respectively, that was payable to a director of the Company. The notes were issued with original terms ranging from three to seven years, and mature in varying amounts through 2011. Such notes are subordinated to borrowings under the bank line of credit. The subordinated notes payable accrue interest at the lesser of the prime rate, the Federal Reserve discount rate (3.25% at December 31, 2004) or 10%.

	2004	2003
Subordinated notes payable	$10,407,000	$8,110,000
Less: Current portion	(2,992,000)	(2,335,000)

	$7,415,000	$5,775,000

The maturities of subordinated notes payable during each fiscal year are as follows: 2006 — $2,564,000, 2007 — $1,877,000, 2008 — $1,114,000, 2009 — $770,000, 2010 — $713,000, 2011 - $377,000.

_____________________________

Note 6 — Income Taxes

The provision (benefit) for taxes on income is as follows:

	2004	2003	2002
Current:
Federal	$2,789,000	$4,298,000	$3,162,000
State	742,000	1,102,000	831,000

	3,531,000	5,400,000	3,993,000

Deferred:
Federal	1,536,000	(720,000)	145,000
State	263,000	(120,000)	23,000

	1,799,000	(840,000)	168,000

Exercise of stock options not treated as a reduction of income tax expense	4,022,000	2,446,000	1,775,000

	$9,352,000	$7,006,000	$5,936,000

Deferred tax (liabilities) assets are comprised of the following:

	2004	2003
Accelerated depreciation	$(1,144,000)	$(153,000)
Unbilled accounts receivable	(2,784,000)	(2,204,000)
Accrued expenses and reserves	277,000	435,000
Accrued compensation and benefits	709,000	682,000
Other	(10,000)	87,000

	$(2,952,000)	$(1,153,000)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003	2002
Provision for income taxes at statutory rate	$8,615,000	$6,186,000	$5,045,000
State income taxes, net of federal benefit	1,051,000	861,000	705,000
Unutilized tax contingency reserve	(744,000)
Other	430,000	(41,000)	186,000

	$9,352,000	$7,006,000	$5,936,000

During 2004, the Company had a $0.7 million reduction in its income tax provision, resulting from the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns.

The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital.

_____________________________

Note 7 - Commitments and Contingencies

a) Lease commitments — The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases was $7,084,000, $5,912,000 and $5,606,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease commitments under non-cancelable operating leases at December 31, 2004 are as follows:

Fiscal	Lease
Year Ending	Commitment
2005	$7,294,000
2006	6,827,000
2007	6,455,000
2008	5,579,000
2009	3,803,000
Thereafter	1,502,000

$31,460,000

b) Other commitments and guarantees – The Company has an arrangement with a bank to allow stockholders to borrow up to $250,000 for Company stock purchases. The bank borrowings are collateralized by the stock purchased. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default, the Company has agreed to purchase the stock back from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2004 and 2003, there were no such loans outstanding under this arrangement.

As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and should enable it to recover a portion of any future amounts paid. All of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally our business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

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

_____________________________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity during the years ended December 31, 2004, 2003 and 2002 under the plan was as follows:

		Weighted
		Average
		Exercise	Total
		Price per	Option
	Number of Shares	Share	Value
December 31, 2001	2,317,400	13.75	31,862,000
Granted	826,659	20.01	16,543,000
Forfeited or expired	(207,682)	15.03	(3,121,000)
Exercised	(412,694)	10.87	(4,487,000)

December 31, 2002	2,523,683	16.16	40,797,000
Granted	805,692	24.98	20,130,000
Forfeited or expired	(142,963)	17.58	(2,514,000)
Exercised	(534,321)	13.00	(6,944,000)

December 31, 2003	2,652,091	$19.41	$51,469,000
Granted	883,683	32.53	28,748,000
Forfeited or expired	(154,444)	20.54	(3,173,000)
Exercised	(725,599)	15.81	(11,471,000)

December 31, 2004	2,655,731	$24.69	$65,573,000

Options for 962,548, 806,720 and 612,576 shares were exercisable at December 31, 2004, 2003 and 2002, respectively.

The following information applies to options outstanding and exercisable at December 31, 2004:

Options outstanding at December 31, 2004
Range		Weighted-	Weighted-Average
Of Exercise	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life
$15.71 - $19.20	799,820	$17.79	1 Year
$20.43 - $24.57	630,179	$21.94	2 Years
$26.14 - $34.58	1,225,732	$30.61	4 Years

Options exercisable at December 31, 2004
Range		Weighted-
Of Exercise	Number	Average
Prices	Exercisable	Exercise Price
$15.71 - $19.20	663,638	$17.44
$20.43 - $24.57	213,739	$21.19
$26.14 - $34.58	85,171	$26.57

There have been no charges to income in connection with the issuance of options, since the exercise price equals the estimated fair value of the Company’s common stock on the date of grant. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital.

In order to compute the pro forma disclosures of the impact on net income of accounting for stock options in accordance with SFAS 123 (see Note 1(m)), the fair value of each option is estimated at the time of grant as its minimum value. The minimum value is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. Present values were calculated using weighted average risk free interest rates of 3.5%, 3.0% and 4.0% for 2004, 2003 and 2002 respectively, and a weighted-average expected life of 4 years. The weighted-average fair value of options granted during 2004, 2003 and 2002 was $4.21, $2.67 and $2.91, respectively.

As of December 31, 2004, 2003 and 2002, 4,894,013, 5,777,696, and 6,583,388 shares, respectively, were reserved for future issuance under the stock option plan.

The Company also sponsors a restricted stock compensation plan designed to provide long-term incentive to key employees by making deferred awards of up to 500,000 shares of common stock, which become fully vested over five years. Shares are forfeited if the participant leaves the Company prior to vesting. During 2004, 5,709 shares of restricted stock were granted when the estimated stock price was $28.02 per share. During 2003, 11,048 shares of restricted stock were granted when the estimated stock price was $21.72 per share. During 2002, 7,292 shares of restricted stock were granted when the estimated stock price was $19.20 per share. As of December 31, 2004, an aggregate of 140,491 shares had been issued, of which 33,549 were unvested. The Company recognized compensation expense of $163,000, $155,000, and $142,000 in 2004, 2003 and 2002, respectively.

The Company pays a portion of its annual bonuses in the form of common stock. For the years ended December 31, 2004, 2003 and 2002, stock bonuses of $1,551,000, $1,915,000, and $1,096,000 were earned and charged to expense. Annual bonuses are generally paid in the first quarter of the subsequent year. For the years ended December 31, 2004, 2003 and 2002, 68,328, 50,447, and 48,474 shares, totaling $1,915,000, $1,096,000, and $931,000, respectively, were issued under the bonus plan.

The Company has a defined contribution profit sharing plan for certain eligible employees. The Company’s discretionary contributions to this plan for the years ended December 31, 2004, 2003 and 2002, recorded as compensation expense, totaled $9,999,000, $7,920,000, and $6,443,000, respectively. A portion of the contributions to the plan was in the form of common stock. For the years ended December 31, 2004, 2003 and 2002, 155,504, 161,056, and 161,163 shares, totaling $4,687,000, $3,789,000, and $3,219,000, respectively, were contributed to the plan.

The Company also offers certain eligible employees the option to contribute to a deferred compensation 401(k) plan. The Company makes a discretionary matching contribution of Company stock. For the years ended December 31, 2004, 2003 and 2002, 4,620, 6,442, and 13,068 shares, totaling

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$143,000, $155,000, and $265,000 respectively, were contributed to the plan and recorded as compensation expense.

In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $883,000 and $410,000 for the years ended December 31, 2004 and 2003, respectively.

Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At December 31, 2004, 2003 and 2002, the outstanding principal balance of these notes were $618,000, $781,000 and $315,000, respectively, and are included as an offset to additional paid-in capital.

Note 9 – Quarterly Financial Data (unaudited)
(amounts in thousands, except per share amounts) (1)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Sales	$54,805	$64,668	$66,379	$65,714

Costs and expenses	49,210	58,659	60,086	58,272

Income tax	2,293	1,829	2,393	2,837

Net income	$3,302	$4,180	$3,900	$4,605

Basic earnings per share	$0.64	$0.81	$0.75	$0.90

Diluted earnings per share	$0.58	$0.74	$0.69	$0.82

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Sales	$47,148	$50,971	$49,397	$55,675

Costs and expenses	42,960	46,640	45,030	50,366

Income tax	1,675	1,803	1,778	1,750

Net income	$2,513	$2,528	$2,589	$3,559

Basic earnings per share	$0.51	$0.51	$0.52	$0.69

Diluted earnings per share	$0.47	$0.47	$0.48	$0.63

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

Signature	Title	Date
/s/ Wayne R. Winton	Chairman of the Board and Director	March 31, 2005

Wayne R. Winton

/s/ Robert C. Sepucha	Director	March 31, 2005

Robert C. Sepucha

/s/ R. Steve McCarter	Director	March 31, 2005

R. Steve McCarter

/s/ Carl T. Case	Director	March 31, 2005

Carl T. Case

/s/ William E. Cook	Director	March 31, 2005

William E. Cook

/s/ Rockell N. Hankin	Director	March 31, 2005

Rockell N. Hankin

/s/ Roy J. Nichols	Director	March 31, 2005

Roy J. Nichols

/s/ John L. Piotrowski	Director	March 31, 2005

John L. Piotrowski

/s/ Gerald A. Zionic	Director	March 31, 2005

Gerald A. Zionic

/s/ David E. Schreiman	Chief Financial Officer	March 31, 2005
(Principal Accounting Officer)
David E. Schreiman

INDEX TO EXHIBITS

Number	Description
3.1(4)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company, as currently in effect

3.3(1)	Form of Certificate for Common Stock

10.1(2)	Forms of Nonqualified Stock Option Agreement, Stock Bonus Agreement and Stock Purchase Agreement for use under 1987 SPARTA, Inc. Nonqualified Stock Option Plan

10.2(2)	SPARTA, Inc. Profit Sharing Plan — 1994 Restatement

10.3(1)	Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)	Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.18(3)	1997 Stock Plan

10.19(3)	Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.20(4)	Asset Transfer Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.21(4)	Advisory Services Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.22(4)	Security Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.23(4)	Software License Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.24(4)	Trademark Assignment Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.25(5)	SPARTA, Inc. Stock Compensation Plan

10.26(5)	SPARTA, Inc. Stock Compensation Plan Trust

10.27(6)	First Amended and Restated Loan Agreement dated June 14, 2002, between the Company and Union Bank of California, N.A.

10.28(6)	Commercial Promissory Note dated June 14, 2002, between the Company and Union Bank of California, N.A

10.29(6)	Security Agreement dated June 14, 2002, between the Company and Union Bank of California, N.A.

10.30(7)	Second Amended and Restated Loan Agreement dated September 22, 2003 between the Company and Union Bank of California, N.A.

10.31(7)	Commercial Promissory Note dated September 22, 2003 between the Company and Union Bank of California, N.A.

10.32(8)	Third Amended and Restated Loan Agreement dated July 1, 2004 between the Company and Union Bank of California, N.A.

10.33(8)	Commercial Promissory Note dated July 2, 2004 between the Company and Union Bank of California, N.A.

14(9)	Standards of Business Conduct

Number	Description
22.	The Company’s only subsidiary is ST SPARTA, Inc., a California corporation that is wholly-owned by the Company.

23.	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10K for the year ended December 31, 1993.

(3)	Incorporated herein by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-8 (Commission File No. 333-72541).

(4)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(6)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(7)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(8)	Incorporated herein by reference to exhibits 10.30 and 10.31, respectively, contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

(9)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.