Form 10-Q
period 2005-04-03
SPARTA INC /DE
filed 2005-05-13
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21682

SPARTA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0775889 (I.R.S. Employer Identification No.)

25531 Commercentre Drive, Suite 120, Lake Forest, CA 92630-8873

(Address of principal executive offices)          (Zip Code)

(949) 768-8161

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of April 3, 2005 the registrant had 5,129,134 shares of common stock, $.01 par value per share, issued and outstanding.

1

SPARTA, Inc.

QUARTERLY REPORT FOR THE PERIOD ENDED APRIL 3, 2005

PART I

Item 1 Financial Statements (Unaudited)

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$27,595,000	$29,455,000
Receivables, net	47,974,000	48,173,000
Prepaid expenses	1,103,000	926,000
Income taxes receivable	—	943,000

Total current assets	76,672,000	79,497,000

Equipment and improvements, net	10,427,000	10,460,000
Other assets	2,579,000	2,323,000

Total Assets	$89,678,000	$92,280,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$12,735,000	$17,345,000
Accounts payable and other accrued expenses	8,104,000	10,849,000
Current portion of subordinated notes payable	2,918,000	2,992,000
Income taxes payable	1,286,000	—
Deferred income taxes	2,000,000	2,000,000

Total current liabilities	27,043,000	33,186,000

Subordinated notes payable	7,929,000	7,415,000
Deferred income taxes	952,000	952,000

Commitments and Contingencies (Note F)

Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 7,689,447 and 7,465,241 shares issued; 5,129,134 and 5,120,836 shares outstanding	77,000	75,000
Additional paid-in capital	80,160,000	73,609,000
Retained earnings	39,020,000	34,710,000
Treasury stock, at cost	(65,503,000)	(57,667,000)

Total stockholders’ equity	53,754,000	50,727,000

Total Liabilities and Stockholders’ Equity	$89,678,000	$92,280,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,
	2005	2004
Sales	$65,116,000	$54,805,000

Costs and expenses:

Labor costs and related benefits	35,131,000	30,140,000

Subcontractor costs	16,746,000	14,277,000

Facility costs	3,905,000	3,182,000

Travel and general administrative costs	2,117,000	1,643,000

Total costs and expenses	57,899,000	49,242,000

Income from operations	7,217,000	5,563,000

Interest income	(172,000)	(85,000)
Interest expense	87,000	53,000

Income before provision for taxes on income	7,302,000	5,595,000

Provision for taxes on income	2,992,000	2,293,000

Net income	$4,310,000	$3,302,000

Basic earnings per share	$0.84	$0.64

Diluted earnings per share	$0.76	$0.58

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,310,000	$3,302,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719,000	562,000
Loss on sale of equipment	—	7,000
Stock-based compensation	3,865,000	3,908,000
Tax benefit relating to stock plan	468,000	605,000
Changes in assets and liabilities:
Receivables, net	199,000	(7,072,000)
Prepaid expenses	(177,000)	(540,000)
Other assets	(256,000)	(38,000)
Accrued compensation	(4,610,000)	(8,328,000)
Accounts payable and other accrued expenses	(2,745,000)	65,000
Income taxes payable	2,229,000	(70,000)

Net cash from (used for) operating activities	4,002,000	(7,599,000)

Cash flows from investing activities:
Purchases of equipment and improvements	(686,000)	(900,000)

Net cash used for investing activities	(686,000)	(900,000)

Cash flows from financing activities:
Proceeds from issuance of stock	2,220,000	3,176,000
Cash purchases of treasury stock	(6,707,000)	(5,273,000)
Principal payments on subordinated notes payable	(689,000)	(620,000)

Net cash used for financing activities	(5,176,000)	(2,717,000)

Net decrease in cash	(1,860,000)	(11,216,000)
Cash and cash equivalents at beginning of period	29,455,000	26,711,000

Cash and cash equivalents at end of period	$27,595,000	$15,495,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$87,000	$53,000
Income taxes	$294,000	$1,757,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$1,129,000	$—
Receipt of notes receivable in exchange for exercise of stock options	$39,000	$102,000

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

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53-week period ended January 2, 2005. The first quarter of fiscal 2005 comprised the 13 weeks ended April 3, 2004 whereas the corresponding first quarter in fiscal 2004 comprised the 14 weeks ended April 4, 2004. To aid the reader of the financial statements, the year-end has been presented as December 31, 2004 and the three-month period ends have been presented as March 31, 2005 and March 31, 2004.

     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2005 and March 31, 2004 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair statement of the results for such periods.

Note B - Income Taxes

     Income taxes for interim periods are computed using the estimated annual effective rate method.

Note C – Computation of Earnings Per Share

	Three months ended March 31,
	2005	2004
Basic EPS
Net income	$4,310,000	$3,302,000

Weighted average shares outstanding	5,136,268	5,183,906

Per share amounts	$0.84	$0.64

Diluted EPS
Net income	$4,310,000	$3,302,000

Weighted average shares outstanding	5,136,268	5,183,906
Stock options	480,306	416,287
Restricted stock	58,905	61,613

	5,675,479	5,661,806

Per share amounts	$0.76	$0.58

Note D – Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25) and related

SPARTA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	Three months ended March 31,
	2005	2004
Net income
Net income As reported	$4,310,000	$3,302,000
Add after-tax stock-based compensation expense included in determining net income	575,000	308,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(912,000)	(627,000)

Pro forma net income	$3,973,000	$2,983,000

Basic EPS
As reported	$0.84	$0.64
Pro forma	0.77	0.58

Diluted EPS
As reported	0.76	0.58
Pro forma	0.71	0.54

Note E – Stockholders’ Equity

     For the three months ended March 31, 2005, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $2.2 million. In addition, the Company repurchased a total of 215,908 common shares at their current fair value totaling approximately $7.8 million. Of this total, the Company repurchased $6.7 million for cash, and $1.1 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from two to five years, plus interest at the lesser of the prime rate, the Federal Reserve discount rate (3.75% at March 31, 2005) or 10%.

     Treasury stock is shown at cost, and consisted of 2,560,313 shares and 2,344,405 shares of common stock at March 31, 2005 and December 31, 2004, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $368,000 and 0 for the quarters ended March 31, 2005 and 2004, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis, market multiple analysis, comparable transaction analysis and other financial valuation techniques.

SPARTA, INC.
Notes to Consolidated Financial Statements
(Unaudited)

     Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At March 31, 2005 and December 31, 2004, the outstanding principal balances of these notes were $358,000 and $618,000, respectively, and are included as a reduction of additional paid-in capital.

Note F — Commitments and Contingencies

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

     During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of March 31, 2005, the Company had accounts receivable totaling approximately $1.9 million for costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. During the first quarter of 2005, the government agreed to reimburse the Company for substantially all of these costs, and in April, 2005, the Company received a partial reimbursement of $1.5 million for costs incurred on the terminated task orders. The Company is continuing to negotiate with the government regarding settlement of the remaining costs and believes that this termination will not have a material effect on the Company’s financial condition or results of operations.

Note G — Recent Accounting Pronouncements

     In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company anticipates adopting SFAS 123(R) at the beginning of the first annual reporting period beginning after December 15, 2005. The Company has not determined the transition method that will be selected to implement this statement or the impact that adopting this statement will have on the Company’s financial position and/or results of operations.

Note H — Subsequent Event

     On April 8, 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies; such business is complementary to the Company’s existing information assurance business. The acquisition will be accounted for by the purchase method. The Company has not completed allocating the purchase price to the assets acquired or determined the impact of the acquisition on the Company’s financial position and/or results of operations.

     Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53 week period ended January 2, 2005. The first quarter of fiscal 2005 comprised 13 weeks, whereas the corresponding first quarter in 2004 comprised 14 weeks.

     The following tables present certain key operating data for the periods indicated:

	Operating Results

	(amounts in thousands, except percentages)
	Three months ended March 31,
	2005	2004
Sales	$65,116	$54,805
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	46%	45%
Other Dept of Defense (“DoD”)	50%	52%
Non-DoD	4%	3%
Gross profit (1)	$7,690	$5,920
Gross profit as a % of costs (1)	13.4%	12.1%
Income from operations	$7,217	$5,563
Net income	$4,310	$3,302

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures”. Gross profit, as defined by the Company, and gross profit as a percentage of costs are non-GAAP financial measures. The Company defines gross profit as sales less contract costs. Contract costs are all costs that are allowable for and allocable to contracts under government procurement regulations. As such, gross profit excludes certain operating expenses that are unallowable under government procurement regulations. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. They should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	Three months ended March 31,
	2005	2004
Gross profit	$7,690	$5,920
Less unallowable expenses	(473)	(357)

Income from Operations	$7,217	$5,563

     The Company’s sales for the three-month period ended March 31, 2005 increased 19%, from $54.8 million for the first quarter of 2004 to $65.1 million for the first quarter of 2005. The most significant contributor to the Company’s revenue growth was BMD programs, where revenues increased 20%, from $24.9 million for the three-month period ended March 31, 2004 to $29.7 million for the corresponding period in 2005. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Revenue on other DoD programs increased 16% from $28.4 million for the first quarter of 2004 to $32.9 million for the first quarter of 2005. The increase in other DoD revenues was primarily due to revenue growth on training and range management programs for the U.S. Army, on engineering support programs for the U.S. Army and U.S. Air Force, and on a variety of defense-related composite production programs. In addition, other DoD revenues increased due to increased revenue on programs for a variety of intelligence agencies as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11. Non-DoD revenues increased 58% from $1.6 million in 2004 to $2.5 million in 2005 as the result of an increase in revenues on a commercial composite manufacturing program.

     The gross profit rate (gross profit as a percentage of contract costs) increased from 12.1% in the first quarter of 2004 to 13.4% in the first quarter of 2005. The increase in the gross profit rate is primarily attributable to the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. During the first quarter of 2005, time and material and fixed price contracts comprised 54% of total sales, compared with 47% of total sales in the corresponding period in 2004. The Company generally earns higher profit rates on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.

     The Company earned net interest income during the first quarters of 2005 and 2004. The increase in net interest income during the first quarter resulted from higher cash and investment balances. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Accordingly, the change in average short- and medium-term interest rates from 2004 to 2005 had a minimal effect on net interest.

     The Company’s effective income tax rate was 41% during the first quarters of both 2005 and 2004.

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

     Although the annualized Company-defined backlog has historically been indicative of its future revenues, there can be no assurance that this will continue. The Company’s backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, or major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government. Moreover, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. New

Presidential Administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s financial position and/or results of operations.

     The following table compares the Company’s contract backlog and Company defined backlog at the dates indicated:

	March 31,	December 31,	March 31,
	2005	2004	2004

Annualized funded contract backlog	$111,600	$102,200	$125,800
Annualized unfunded contract backlog	62,300	79,200	48,200

Total annualized contract backlog	173,900	181,400	174,000
Expected 12-month value of future funding on proposals with high probability of winning procurement	72,000	45,900	40,800

Total annualized Company-defined backlog	$245,900	$227,300	$214,800

Total multi-year contract backlog	$534,000	$569,700	$457,700
Expected value of future funding on proposals with high probability of winning procurement	157,500	139,800	121,900

Total multi-year Company-defined backlog	$691,500	$709,500	$579,600

Annualized Company-defined backlog (by business area):
BMD	$97,400	$98,100	$96,300
Other DoD	141,000	122,100	112,500
Non-DoD	7,500	7,100	6,000

Total annualized Company-defined backlog	$245,900	$227,300	$214,800

     The annualized Company-defined contract backlog increased from $227.3 million at the end of 2004 to $245.9 million as of March 31, 2005, an increase of 8%. Other DoD annualized contract backlog increased $18.9 million, or 16%, during the first quarter of 2005, primarily in intelligence programs for the national and military intelligence communities and in modeling and simulation support for the U.S. Army’s Future Combat System (FCS) program. In addition, other DoD company-defined backlog includes $8.3 million in backlog arising from the acquisition of McAfee Research division. BMD annualized contract backlog decreased $0.7 million or 1% during the first quarter of 2005. Two of the Company’s contracts under the Missile Defense Agency’s (MDA) Scientific Engineering and Technical

Assistance (SETA) program are approaching completion. As noted in the following paragraph, the Company has received extensions of these contracts for periods ranging from three to six months, however, the Company expects that these contracts will be subject to recompete during 2005. Non-DoD annualized contract backlog increased $0.4 million, or 6% during the first quarter of 2005.

     In the first quarter of 2005, the Company had five significant competitive contract/task-order wins, five significant sole-source contract add-ons or extensions, and two significant competitive contract/task-order losses. In the Missile Defense Sector, the Technical and Acquisition Support Operation (TASO) won a competitive contract from U.S. Army Aviation Missile Research, Development and Engineering Center for the Science and Technology Enterprise Management System. This is a $1 million, two-year contract. The Advanced Systems Technology Operation (ASTO) won two sole-source contract extensions for the Ballistic Missile Defense System SETA program with the MDA. One was for $12.8 million over six months for the MDA Systems Engineering Office. The other was an increase of $3.2 million over three months for the MDA Battle Control Office. In addition, the Systems Acquisition Support Operation (SASO) was notified that MDA had exercised a contract option for the Force Structure Integration and Deployment program. This option has a value of $12.9 million over a period of one year.

     In the National Systems Security Sector, the Military Systems Operation (MSO) and the Applied Communication Technology Operation (ACTO) won a competitive contract from the Office of Naval Intelligence for their Command, Control, Communications and Computers Intelligence Surveillance, Reconnaissance and Information Operations program. This contract has a value of $18 million over a period of five years. The Information Systems Security Operation (ISSO) won a competitive contract from the U.S. Air Force for their Telemetry, Tracking and Control Information Assurance program. This contract has a value of $2.6 million over a period of one year. As a subcontractor to Harris Corporation, ISSO won a competitive contract for the National Security Agency’s Rebuilding Analysis Development and Integration program. This subcontract has a value of $1 million over an 18-month period. ISSO also won a sole-source add-on for the National Security Agency’s KG-30 Family Replacement System Engineering and Simulator Development Support program. The value of this add-on is $1.2 million over four years. MSO won a sole-source add-on for the Army Space and Missile Defense Command’s Laser Neutralization Systems Hunter-Killer Assessment Support program. This program is to prepare the Company’s ZEUS™ system for deployment and to provide maintenance support in the theater. This contract add-on has a value of $1.3 million over a period of six months.

     In support to the Boeing and Science Applications International Corporation Lead System Integrator team for the Army’s FCS program, SPARTA won a competitive $4.9 million task order for six months to initiate the building of an End-To-End Simulation Model for the FCS Network. This task order is currently supported by six Operations including the Space and Missile Defense Operation (SMDO), the Defense Programs Operation (DPO), the Defense Systems and Technology Operation (DSTO), TASO, ASTO, and ISSO. This simulation project is expected to continue into the next government fiscal year that begins on October 1, 2005.

     In the Missile Defense Systems Sector, SASO, as a subcontractor to APARIQ, Inc., lost a competitive contract for the Defense Advanced Research Project Agency’s Automated Attack Center Demonstration program. This was a $2.9 million contract over a period of four years.

     In the Hardware Systems Sector, the Composite Products Operation (CPO), as a subcontractor to AeroViroment, lost a competitive contract to manufacture composite wing sets for the Air Force Raven Unmanned Air Vehicle program. This was a six-month $1.5 million contract.

Liquidity and Capital Resources

     The following tables sets forth, for the periods indicated, selected financial information:

		Balance at

	March 31,	December 31,	March 31,
	2005	2004	2004

Cash and cash equivalents	$27,595,000	$29,455,000	$15,495,000
Stockholders’ equity	$53,754,000	$50,727,000	$44,985,000
Subordinated notes payable	$10,847,000	$10,407,000	$7,490,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	62	60	65
Current ratio	2.8	2.4	2.8

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

     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at March 31, 2005. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 31, 2005.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of March 31, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.

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

Cash Flow Information

     During the first quarter of 2005 the Company’s cash balances declined $1.9 million compared with the prior year end.

     Operating activities generated $4.0 million in cash during the first quarter of 2005. The Company generated $4.3 million in net income during the quarter. Non-cash expenses totaled $4.6 million, of which $3.9 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $0.5 million as a result of the income tax benefit relating to its stock compensation plans. However, offsetting these increases to cash flow, the Company used $5.4 million in cash for working capital during the first quarter of 2005, principally to reduce accrued compensation.

     Although first quarter sales increased 19% in comparison with the corresponding period in 2004, accounts receivable declined slightly from $48.2 million at December 31, 2004 to $48.0 million at March 31, 2005. Average year-to-date DSO of 62 days as of March 31, 2005 is an increase of 2 days from 60 days as of December 31, 2004, but a decrease from 65 days as of March 31, 2004. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.

     Through the three months ended March 31, 2005 the Company’s capital expenditures totaled approximately $0.7 million. The Company currently does not expect a significant change in its level of capital expenditures.

     In connection with the aforementioned stock repurchase policies; during the three months ended March 31, 2005, the Company repurchased a total of 215,908 common shares totaling approximately $7.8 million. Of the year-to-date total, $1.1 million was repurchased in exchange for promissory notes and $6.7 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2005 totaled $0.7 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $2.2 million.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.

     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of March 31, 2005 the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of March 31, 2005 contractual obligations are payable as follows:

			Payments Due by Period

			(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$10,847	$2,918	$6,202	$1,525	$202
Operating Leases	29,473	7,223	18,024	4,226	0

Total Contractual Obligations	$40,320	$10,141	$24,226	$5,751	$202

Recent Accounting Pronouncements

     In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company anticipates adopting SFAS 123(R) at the beginning of the first annual reporting period beginning after December 15, 2005. The Company has not determined the transition method that will be selected to implement this statement or the impact that adopting this statement will have on the Company’s financial position and/or results of operations.

Effects of Federal Funding for Defense Programs

     The Company continues to derive over 90% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination and has been, or is expected to be, paid to the Company. As of March 31, 2005, the Company had accounts receivable totaling approximately $1.9 million for costs incurred on the terminated task orders. These costs were incurred prior to the effective date of the termination. During the first quarter of 2005, the government agreed to reimburse the Company for substantially all of these costs, and in April, 2005, the Company received a partial reimbursement of $1.5 million for costs incurred on the terminated task orders. The Company is continuing to negotiate with the government regarding settlement of the remaining costs and believes that this termination will not have a material effect on the Company’s financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2005. However, no assurances can be given that such events will not occur.

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

Forward-Looking Statements

     All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Refer to item 7A in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

Item 4 Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2005. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

     (a) and (b) Not Applicable

     (c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number of	Average	Purchased as Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased	per Share	Programs	Programs
January (1/3/05 - 1/30/05)	57,427	34.72	1,299,000	—
February (1/31/05 - 2/27/05)	47,246	36.79	728,000	$2,642,000
March(2/28/05 - 4/3/05	111,235	36.90	—	—
Total	215,908	36.29	2,027,000	$2,642,000

     As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase programs are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Lack of Public Market; Internal Repurchase Program” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the

Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for January in the above table represent the final stock repurchases from the November 21, 2004 stock repurchase date.

     During the first quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of February 21, 2005. Total funds committed to this repurchase program aggregated $3,370,000, of which $728,000 were expended in February 2005, with the balance expended in April 2005.

     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Repurchase Rights of the Company, Restrictions on Transferability” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

SPARTA, INC.

(Registrant)

Date: May 10, 2005	By:	/s/David E. Schreiman

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