Form 10-Q
period 2005-07-03
SPARTA INC /DE
filed 2005-08-16
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 3, 2005 the registrant had 5,288,748 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED JULY 3, 2005

PART I
Item 1 Financial Statements (Unaudited)

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$25,598,000	$29,455,000
Receivables, net	56,404,000	51,904,000
Prepaid expenses	1,615,000	926,000
Income taxes receivable	496,000	943,000

Total current assets	84,113,000	83,228,000
Equipment and improvements, net	10,628,000	10,460,000
Intangible assets	1,202,000	26,000
Other assets	2,862,000	2,297,000

Total Assets	$98,805,000	$96,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$15,514,000	$17,345,000
Accounts payable and other accrued expenses	8,628,000	10,849,000
Billings in excess of cost	3,717,000	3,731,000
Current portion of subordinated notes payable	2,662,000	2,992,000
Deferred income taxes	2,000,000	2,000,000

Total current liabilities	32,521,000	36,917,000

Subordinated notes payable	7,207,000	7,415,000
Deferred income taxes	952,000	952,000

Commitments and Contingencies (Note G)

Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 8,039,864 and 7,465,241 shares issued; 5,288,752 and 5,120,836 shares outstanding	80,000	75,000
Additional paid-in capital	87,629,000	73,609,000
Retained earnings	43,358,000	34,710,000
Treasury stock, at cost	(72,942,000)	(57,667,000)

Total stockholders’ equity	58,125,000	50,727,000

Total Liabilities and Stockholders’ Equity	$98,805,000	$96,011,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June, 30
	2005	2004	2005	2004
Sales	$70,472,000	$64,668,000	$135,588,000	$119,473,000

Costs and expenses:

Labor costs and related benefits	36,506,000	29,846,000	71,637,000	59,986,000

Subcontractor costs	19,563,000	23,179,000	36,309,000	37,456,000

Facility costs	3,854,000	3,062,000	7,759,000	6,244,000

Travel and general administrative costs	3,452,000	2,595,000	5,569,000	4,238,000

Total costs and expenses	63,375,000	58,682,000	121,274,000	107,924,000

Income from operations	7,097,000	5,986,000	14,314,000	11,549,000

Interest income	(218,000)	(50,000)	(390,000)	(135,000)
Interest expense	131,000	27,000	218,000	80,000

Income before provision for taxes on income	7,184,000	6,009,000	14,486,000	11,604,000

Provision for taxes on income	2,846,000	1,829,000	5,838,000	4,122,000

Net income	$4,338,000	$4,180,000	$8,648,000	$7,482,000

Basic earnings per share	$0.84	$0.81	$1.68	$1.43

Diluted earnings per share	$0.75	$0.74	$1.51	$1.31

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,648,000	$7,482,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625,000	1,182,000
Loss on sale of equipment	—	7,000
Stock-based compensation	5,571,000	5,250,000
Tax benefit relating to stock plan	1,333,000	1,176,000
Changes in assets and liabilities:
Receivables, net	(4,500,000)	(13,151,000)
Prepaid expenses	(689,000)	(681,000)
Other assets	(565,000)	(247,000)
Accrued compensation	(1,831,000)	(6,414,000)
Accounts payable and other accrued expenses	(2,221,000)	2,325,000
Billings in excess of cost	(14,000)	4,337,000
Income taxes payable or receivable	447,000	(869,000)

Net cash from operating activities	7,804,000	397,000

Cash flows from investing activities:
Purchases of equipment and improvements	(1,469,000)	(1,754,000)
Purchase of assets	(1,500,000)	—

Net cash used for investing activities	(2,969,000)	(1,754,000)

Cash flows from financing activities:
Proceeds from issuance of stock	7,121,000	5,441,000
Cash purchases of treasury stock	(14,146,000)	(9,883,000)
Principal payments on subordinated notes payable	(1,667,000)	(1,198,000)

Net cash used for financing activities	(8,692,000)	(5,640,000)

Net decrease in cash	(3,857,000)	(6,997,000)
Cash and cash equivalents at beginning of period	29,455,000	26,711,000

Cash and cash equivalents at end of period	$25,598,000	$19,714,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$207,000	$80,000
Income taxes	$4,064,000	$3,831,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$1,129,000	$—
Receipt of notes receivable in exchange for exercise of stock options	$952,000	$1,079,000
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53-week period ended January 2, 2005. The second quarter of fiscal 2005 ended July 3, 2005 whereas the corresponding second quarter in fiscal 2004 ended July 4, 2004. The six month period ended July 3, 2005 was comprised of 26 weeks whereas the corresponding period in fiscal 2004 was comprised of 27 weeks. To aid the reader of the financial statements, the year-end has been presented as December 31, 2004 and the three-month and six-month period ends have been presented as June 30, 2005 and June 30, 2004.
     In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair statement of the results for such periods. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.
Note B — Revenue Recognition
     The Company derives substantially all of its revenues from contracts with U.S. Government agencies or from companies who perform work for U.S. Government agencies. Such contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as overhead, research and development, and general and administrative expenses.
     Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Estimates of fees earned are based on negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of direct labor hours incurred at fixed hourly billing rates, plus the cost of materials or other specified costs. Revenue on firm fixed price contracts is recognized using the percentage of completion method. A portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based upon engineering estimates), is recognized as revenue each period.
     Certain contracts include provisions for award or other incentive fees. Such award and incentive fees are recognized when management determines that it is probable that the award or incentive fee, or portion thereof, has been earned. Management’s assessments, which are performed on a contract-by-contract basis, are based on such factors as contract terms, nature of the work to be performed, prior relationship and history with the customer, historical experience with similar types of projects, and current and anticipated performance on the specific contract.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On occasion, the Company or its customers may seek to modify a contract to accommodate a change in the scope of the work, such as changes in specifications, method or manner of performance, equipment, materials, or period of performance, or to account for customer-caused delays, errors in specifications or design, contract terminations, or other causes of unanticipated additional costs. Such change orders or claims are evaluated according to their characteristics and the circumstances in which they occur, taking into consideration such factors as the probability of recovery, the Company’s experience in negotiating change orders and claims, and the adequacy of documentation substantiating the costs of such change order or claim. Costs attributable to unpriced change orders and claims are accounted for as costs of contract performance in the period in which the costs are incurred, and revenue is recognized to the extent of costs incurred. Revenue in excess of costs attributable to unpriced change orders is recorded when realization is assured beyond a reasonable doubt, based on such circumstances as the Company’s historical experience with the customer or when a bona fide pricing offer has been provided by the customer. Receivables related to unpriced change orders and claims are not material.
     The Company follows these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on existing contracts may need to be recognized. Management reviews contract performance, costs incurred, and estimated costs to completion on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes evident.
     Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2003. For years in which the Company’s costs have not yet been audited and settled, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
Note C — Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note D — Computation of Earnings Per Share

	Three months ended June 30,		Six months ended June, 30
	2005	2004	2005	2004
Basic EPS
Net income	$4,338,000	$4,180,000	$8,648,000	$7,482,000

Weighted average shares outstanding	5,176,699	5,183,906	5,156,486	5,220,034

Per share amounts	$0.84	$0.84	$1.68	$1.43

Diluted EPS
Net income	$4,338,000	$4,180,000	$8,648,000	$7,482,000

Weighted average shares outstanding	5,176,699	5,183,906	5,156,486	5,220,034
Stock options	510,802	427,433	497,565	416,376
Restricted stock	60,937	61,613	60,937	61,613

	5,748,438	5,672,952	5,714,988	5,698,023

Per share amounts	$0.75	$0.74	$1.51	$1.31

Note E — Accounting for Stock-Based Compensation
     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table. Pro forma net income for the three and six month periods ended June 30, 2004 has been revised to correct the calculation.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income
As reported	$4,338,000	$4,180,000	$8,648,000	$7,482,000
Add after-tax stock-based compensation expense included in determining net income	701,000	352,000	1,279,000	660,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(733,000)	(490,000)	(1,282,000)	(833,000)

Pro forma net income	$4,306,000	$4,042,000	$8,645,000	$7,309,000

Basic EPS
As reported	$0.84	$0.81	$1.68	$1.43
Pro forma	0.83	0.78	1.68	1.40

Diluted EPS
As reported	0.75	0.74	1.51	1.31
Pro forma	0.76	0.71	1.53	1.28
Note F — Stockholders’ Equity
     For the six months ended June 30, 2005, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $7.1 million. The exercise of stock options results in tax benefits, reflected as a reduction of taxes currently payable, of $1.3 million and $1.2 million for the six months ended June 30, 2005 and 2004, respectively. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital. In addition, the Company repurchased a total of 406,707 common shares at their current fair value totaling approximately $15.3 million. Of this total, the Company repurchased $14.2 million for cash, and $1.1 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from two to five years, plus interest at the lesser of the prime rate, the Federal Reserve discount rate (4.25% at June 30, 2005) or 10%.
     Treasury stock is shown at cost, and consisted of 2,751,112 shares and 2,344,405 shares of common stock at June 30, 2005 and December 31, 2004, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $678,000 and $466,000 for the six months ended June 30, 2005 and 2004, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis, market multiple analysis, comparable transaction analysis and other financial valuation techniques.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During the second quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of May 21, 2005. Total funds committed to this repurchase program aggregated $3,443,000, of which $910,000 were expended in May 2005, with the balance expended in July 2005.
     Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At June 30, 2005 and December 31, 2004, the outstanding balances of these notes were $997,000 and $618,000, respectively, and are included as a reduction of additional paid-in capital.
Note G — Commitments and Contingencies
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
     During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders. These revenues were earned prior to the effective date of the termination. During the second quarter of 2005, the Company received payment for substantially all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations.
Note H — Recent Accounting Pronouncements
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. Key topics covered by SAB 107 include valuation methods including assumptions such as expected volatility and expected term, accounting for the income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will apply the relevant interpretations of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company has not determined the impact of this guidance on the Company’s financial position and/or results of operations.
     In May, 2005 the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its financial position, cash flows and results of operations.
Note I — Asset Purchase
     In April, 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies; the acquired assets are complementary to the Company’s existing information assurance business. The purchase price was allocated to tangible and identifiable intangible assets (primarily contract backlog) acquired based on their estimated fair values at the date of acquisition. The fair value of contract backlog was estimated at $1.4 million based on the present value of the expected cash flows resulting from the acquired contracts, and will be amortized over two years.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53-week period ended January 2, 2005. Both the second quarter of fiscal 2005 and the corresponding period in fiscal 2004 comprised 13 weeks. The six-month period ended July 3, 2005 was comprised of 26 weeks whereas the corresponding period in fiscal 2004 was comprised of 27 weeks.
     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Sales	$70,472	$64,668	$135,588	$119,473
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	45%	47%	45%	46%
Other Dept of Defense (“DoD”)	52%	50%	51%	51%
Non-DoD	3%	3%	4%	3%
Gross profit (1)	$7,987	$6,606	$15,677	$12,526
Gross profit as a % of costs (1)	12.8%	11.4%	13.1%	11.7%
Income from operations	$7,097	$5,986	$14,314	$11,549
Net income	$4,338	$4,180	$8,648	$7,482

(1)	Under SEC regulations, data derived from consolidated financial information but not required by GAAP to be presented in the financial statements are considered “non-GAAP financial measures.” Gross profit, as defined by the Company, and gross profit as a percentage of costs are non-GAAP financial measures. The Company defines gross profit as sales less contract costs. Contract costs include all costs that are allowable for and allocable to contracts under government procurement regulations. Government contractors frequently incur certain operating costs, which are not reimbursable under the government’s procurement regulations. The Company believes that eliminating such costs in presenting gross profit provides a clearer picture of the Company’s performance on its contracts. Management considers gross profit, and gross profit as a percentage of costs, to be key measures of the Company’s contract performance. They should also be considered in conjunction with income from operations, net income, and other measures of financial performance. The following presents a reconciliation of gross profit to income from operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Gross profit	$7,987	$6,606	$15,677	$12,526
Less unallowable expenses	(890)	(620)	(1,363)	(977)

Income from Operations	$7,097	$5,986	$14,314	$11,549

     The Company’s contract revenues for the three-month period ended June 30, 2005 increased 9.0%, from $64.7 million for the second quarter of 2004 to $70.5 million for the second quarter of 2005. Year-to-date sales for 2005 were $135.6 million, an increase of 13.5% above performance in the first half of 2004.
     The most significant contributor to the Company’s revenue growth was in Other DoD programs, where revenues increased 11.5%, from $32.8 million for the three-month period ended June 30, 2004 to $36.6 million for the corresponding period in 2005. Similarly, year-to-date revenues on Other DoD programs increased 13.6%, from $61.2 million in 2004 to $69.5 million in 2004. The increase in year-to-date Other DoD revenues was due to several factors. Revenues on network-centric programs increased $6 million, primarily as a result of expanded modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program. Other DoD revenues also increased due to a $6 million increase in revenues on a variety of intelligence programs as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. In addition, Other DoD revenues increased $3 million due to expanded engineering support on a variety of space systems programs. Offsetting these increases was a $5 million decrease in Other DoD revenues due to a decline in engineering support to Army tactical system training missions.
     Revenues on BMD programs increased 5.5%, from $30.0 million during the second quarter of 2004 to $31.6 million for the second quarter of 2005. Year-to-date, BMD program revenue increased 11.9%, from $54.8 million in 2004 to $61.4 million in 2005. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Year-to-date revenues on Non-DoD programs remained virtually unchanged.
     The gross profit rate (gross profit as a percentage of contract costs) increased from 11.4% in the second quarter of 2004 to 12.8% in the second quarter of 2005. Year-to-date gross profit increased from 11.7% for the six months ended June 30, 2004 to 13.1% for the six months ended June 30, 2005. The increase in the gross profit rate is primarily attributable to the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. During the six-months ended June 30, 2005, time and material and fixed price contracts comprised 54% of total sales, compared with 50% of total sales in the corresponding period of 2004. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.
     The Company earned net interest income during the first quarters of both 2005 and 2004. The increase in net interest income during the first quarter resulted from higher cash and investment balances. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Accordingly, the change in average short- and medium-term interest rates from 2004 to 2005 had a minimal effect on net interest.
     The Company’s effective income tax rate was 40% and 30% during the second quarter of 2005 and 2004, respectively, and 40% and 36% for the corresponding six-month periods. The increase in the effective tax rate in 2005 is primarily attributable to a $0.6 million reduction in the income tax provision recorded during the second quarter of 2004. The reduction was the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns.

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
     The following table compares the Company’s contract backlog and Company defined backlog at the dates indicated:

	June 30,	December 31,	June 30,
	2005	2004	2004
Annualized funded contract backlog	$129,200	$102,200	$111,500
Annualized unfunded contract backlog	70,900	79,200	61,600

Total annualized contract backlog	200,100	181,400	173,100
Expected 12-month value of future funding on proposals with high probability of winning procurement	54,500	45,900	42,300

Total annualized Company-defined backlog	$254,600	$227,300	$215,400

Total multi-year contract backlog	$503,100	$569,700	$459,300
Expected value of future funding on proposals with high probability of winning procurement	130,300	139,800	120,600

Total multi-year Company-defined backlog	$633,400	$709,500	$579,900

Annualized Company-defined backlog (by business area):
BMD	$111,600	$98,100	$98,300
Other DoD	135,000	122,100	111,800
Non-DoD	8,000	7,100	5,300

Total annualized Company-defined backlog	$254,600	$227,300	$215,400

     The annualized Company-defined contract backlog increased from $227.3 million at the end of 2004 to $254.6 million as of June 30, 2005, an increase of 12.0%. BMD annualized contract backlog increased $13.5 million or 13.8% during the first six months of 2005. As described in the following paragraph, during the second quarter the Company won a significant follow-on contract for the Missile Defense Agency (MDA). In addition, the Company continued to expand its BMD engineering support provided to the MDA. Other DoD annualized contract backlog increased $12.9 million, or 10.6%, during the first six months of 2005, primarily in intelligence programs for the national and military intelligence communities and in modeling and simulation support for the U.S. Army’s FCS program. Non-DoD annualized contract backlog increased $0.9 million, or 12.7% during the first six months of 2005.
     In the second quarter of 2005, the Company had 15 significant competitive contract/task-order wins and sole-source awards and 5 significant competitive contract/task-order losses. In the Missile Defense Sector, the Advanced Systems Technology Operation (ASTO) won the Command and Control, Battle Management, and Communications Scientific Engineering and Technical Assistance (SETA) contract from the MDA. The contract value is $69 million over five years which includes a one-year base period and four one-year options. The Technical and Acquisition Support Operation (TASO), as a subcontractor to Belzon, Inc., won a competitive Life Cycle Cost Reduction/Value Engineering task-order as part of the Army Aviation and Missile Defense Command (AMCOM) EXPRESS program.

Although the task has a $24 million ceiling, the Company expects to generate $10 million over the life of the task. Additionally, TASO won a prime role on the Naval Sea Systems Command Seaport-e program. This multiple-award Indefinite Delivery/Indefinite Quantity (IDIQ) contract has a $150 billion ceiling and provides a funding vehicle for most Navy acquisition programs. TASO expects to generate annual revenues of $1-2 million over the life of the four-year contract. As a subcontractor to Science Applications International Corporation, TASO also won the $1 million, two-year Directed Energy Test and Evaluation Capability effort from the Army Program Executive Office, Simulation, Training, and Instrumentation Office.
     In the Mission Systems Sector, the Defense Systems and Technology Operation (DSTO) received two awards. The first was from the Defense Advanced Research Projects Agency (DARPA) for the second phase of their Spectral Sensing of Bio-Aerosols program, a $3.6 million nine-month effort. The second award was from the Office of the Secretary of Defense, where as a subcontractor to The Analysis Group LLC, DSTO will provide support to the Force Transformation Office. This program has a value of $5 million over five years including a one-year base period and four one-year options. Science Applications International Corporation definitized a subcontract to the Space and Missile Defense Operation (SMDO) for end-to-end system modeling in the Army’s FCS program. This IDIQ program has an expected value of $7.1 million.
     In the National Security Systems Sector, the Information Systems Security Operation (ISSO) won a $1.1 million, eighteen-month contract from the National Security Agency (NSA) for their Blackberry Secure Mail Pilot program. In conjunction with SMDO, ISSO also won a competitive NSA contract for Telemetry, Tracking and Control support for the Cryptologic Security Architecture program. SPARTA’s effort is valued at $2.6 million over nine months. The Applied Communication and Technology Operation (ACTO) received four sole-source awards and one competitive award of a follow-on contract. The sole-source awards include one from the FBI (classified title) for $2.4 million over five years, and three from classified customers: Catapult and Stiletto for $7.1 million over five years; Doorway for $4.4 million over one year; and Pathway for $2.2 million over 22 months. The follow-on win was a $1.8 million, eight-month contract from DARPA for Phase II of the Trustable Adaptive Cognitive Communications program.
     In the Hardware Systems Sector, the Spiral Technology Operation (STO), as a subcontractor to Teledyne Brown Engineering, won a competitive award from the Air Force Operational Test and Evaluation Command for their ID/IQ Engineering and Technical Services program. The expected subcontract value is $8 million over five years.
     In the Missile Defense Sector, TASO, as a subcontractor to Westar, Inc., lost the Life Cycle Cost Reduction/Value Engineering task order as part of the AMCOM EXPRESS program. This is the same task TASO won as part of the Belzon team.
     In the Mission Systems Sector, DSTO, as a subcontractor to ICF Consulting, lost the Cooperative Threat Reduction support contract from the Defense Threat Reduction Agency, a $15 million five-year effort. DSTO also lost two competitive bids to the Homeland Security Advanced Research Projects Agency. The first was a $5.5 million, three-year bid for their Terahertz Imaging for IED Detection program. The second was for Real-Time Visible/Near-Infrared Hyperspectral Imaging for Low Vapor Pressure Chemical Detection. The value of that proposal was $6 million for three years.

     Finally, in the National Security Systems Sector, ACTO, as a subcontractor to Titan Systems, lost a competitive award from the NSA for Signal Development. This subcontract proposal had a value of $15 million over a five-year period.
Liquidity and Capital Resources
     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at
	June 30,	December 31,	June 30,
	2005	2004	2004

Cash and cash equivalents	$25,598,000	$29,455,000	$19,714,000
Stockholders’ equity	$58,125,000	$50,727,000	$48,733,000
Subordinated notes payable	$9,869,000	$10,407,000	$6,912,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	61	60	63
Current ratio	2.6	2.3	2.7
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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at June 30, 2005. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at June 30, 2005.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of June 30, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.
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
Cash Flow Information
     During the six months ended June 30, 2005 the Company’s cash balances declined $3.9 million compared with the prior year end.
     Operating activities generated $8.0 million in cash during the first two quarters of 2005. The Company generated $8.6 million in net income through the six months ended June 30, 2005. Non-cash expenses totaled $7.2 million, of which $5.6 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $1.3 million as a result of the income tax benefit relating to its stock compensation plans. The Company used $9.2 million in cash for working capital during the first two quarters of 2005, principally to fund an increase in accounts receivable and reduce accounts payable and accrued compensation.
     Year-to-date sales through June 30, 2005 increased 13.5% in comparison with the corresponding period in 2004, and accounts receivable increased 8.7% from $51.9 million at December 31, 2004 to $56.4 million at June 30, 2005. Average year-to-date DSO of 61 days as of June 30, 2005 is an increase of 1 day from 60 days as of December 31, 2004, but a decrease from 63 days as of June 30, 2004. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.
     Through the six months ended June 30, 2005 the Company’s capital expenditures totaled approximately $1.7 million. In addition, as described in Note I to the unaudited consolidated financial statements, the Company expended $1.5 million to fund the cost of the acquisition of the assets of McAfee Research. The Company currently does not expect a significant change in its level of capital expenditures.
     In connection with the aforementioned stock repurchase policies, during the six months ended June 30, 2005, the Company repurchased a total of 406,707 common shares totaling approximately $15.3 million. Of the year-to-date total, $1.1 million was repurchased in exchange for promissory notes and $14.2 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the second quarter of 2005 totaled $1.7 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $7.1 million.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of June 30, 2005 the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of June 30, 2005 contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$9,869	$2,662	$5,691	$1,434	$82
Operating Leases	28,206	7,170	17,767	3,269	0

Total Contractual Obligations	$38,075	$9,832	$23,458	$4,703	$82

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
     In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. Key topics covered by SAB 107 include valuation methods including assumptions such as expected volatility and expected term, accounting for the income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will apply the relevant interpretations of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company has not determined the impact of this guidance on the Company’s financial position and/or results of operations.
     In May, 2005 the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its financial position, cash flows and results of operations.
Effects of Federal Funding for Defense Programs
     The Company continues to derive over 90% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders. These revenues were earned prior to the effective date of the termination. During the second quarter of 2005, the Company received payment for substantially all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial position or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2005. However, no assurances can be given that such events will not occur.
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
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2005. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
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
(c) Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number (or
	Total		Purchased as Part of	Approximate Dollar Value)
	Number of	Average	Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs

April (4/4/05 — 5/1/05)	93,234	37.05	2,642,000	—
May (5/2/05 — 5/29/05)	44,451	40.80	910,000	$2,533,000
June (5/30/05 — 7/3/05	53,114	40.87	—	—

Total	190,799	38.98	3,552,000	$2,533,000

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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for April in the above table represent the final stock repurchases from the February 21, 2005 stock repurchase date.
     During the second quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of May 21, 2005. Total funds committed to this repurchase program aggregated $3,443,000, of which $910,000 were expended in May 2005, with the balance expended in July 2005.
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
Item 3 Defaults Upon Senior Securities
     Not Applicable
Item 4 Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Stockholders of the registrant was held on May 20, 2005.

(b) All of the directors nominated by management in registrant’s 2005 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.
(c) At the Annual Meeting, the stockholders of the registrant approved the following:
(1)	The election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
	For	Against/Withheld
Wayne R. Winton	3,615,418	26,942
Robert C. Sepucha	3,642,210	150
Carl T. Case	3,521,625	120,735
William E. Cook	3,642,210	150
Rockell N. Hankin	3,642,210	150
R. Stephen McCarter	3,461,754	180,606
Gen. John L. Piotrowski (USAF Ret.)	3,642,210	150
Gerald A. Zionic	3,634,704	7,656
(2)	The ratification, by the votes set forth below, of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005:

For:	3,479,109
Against:	96,481
Abstain:	66,770
(d) Not applicable.
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

SPARTA, INC.
(Registrant)

Date: August 12, 2005	By:	/s/ David E. Schreiman
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