Form 10-Q
period 2005-10-02
SPARTA INC /DE
filed 2006-01-20
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 2, 2005 the registrant had 5,269,862 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED October 2, 2005

PART I
Item 1     Financial Statements (Unaudited)

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30	December 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$39,494,000	$29,455,000
Receivables, net	51,160,000	51,904,000
Prepaid expenses	1,233,000	926,000
Prepaid income taxes	1,752,000	943,000

Total current assets	93,639,000	83,228,000
Equipment and improvements, net	10,722,000	10,460,000
Intangible assets	1,030,000	26,000
Other assets	2,983,000	2,297,000

Total Assets	$108,374,000	$96,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$22,937,000	$17,345,000
Accounts payable and other accrued expenses	6,345,000	10,849,000
Billings in excess of cost	3,788,000	3,731,000
Current portion of subordinated notes payable	2,542,000	2,992,000
Deferred income taxes	2,000,000	2,000,000

Total current liabilities	37,612,000	36,917,000

Subordinated notes payable	6,592,000	7,415,000
Deferred income taxes	952,000	952,000

Commitments and Contingencies (Note G)

Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 8,170,182 and 7,465,241 shares issued; 5,269,862 and 5,120,836 shares outstanding	82,000	75,000
Additional paid-in capital	94,410,000	73,609,000
Retained earnings	47,778,000	34,710,000
Treasury stock, at cost	(79,052,000)	(57,667,000)

Total stockholders’ equity	63,218,000	50,727,000

Total Liabilities and Stockholders’ Equity	$108,374,000	$96,011,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended September 30,		Nine Months ended September, 30
	2005	2004	2005	2004

Sales	$70,543,000	$66,379,000	$206,131,000	$185,852,000

Costs and expenses:

Labor costs and related benefits	38,274,000	31,787,000	109,911,000	91,773,000

Subcontractor costs	18,228,000	22,463,000	54,537,000	59,919,000

Facility costs	4,028,000	3,369,000	11,787,000	9,613,000

Travel and general administrative costs	2,758,000	2,492,000	8,327,000	6,730,000

Total costs and expenses	63,288,000	60,111,000	184,562,000	168,035,000

Income from operations	7,255,000	6,268,000	21,569,000	17,817,000

Interest income	(258,000)	(69,000)	(648,000)	(204,000)
Interest expense	98,000	44,000	316,000	124,000

Income before provision for taxes on income	7,415,000	6,293,000	21,901,000	17,897,000

Provision for taxes on income	2,995,000	2,393,000	8,833,000	6,515,000

Net income	$4,420,000	$3,900,000	$13,068,000	$11,382,000

Basic earnings per share	$0.84	$0.75	$2.50	$2.17

Diluted earnings per share	$0.77	$0.69	$2.28	$2.00

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$13,068,000	$11,382,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,615,000	1,816,000
Loss on sale of equipment	—	11,000
Stock-based compensation	7,337,000	6,666,000
Tax benefit relating to stock plan	3,423,000	2,497,000
Changes in assets and liabilities:
Receivables, net	744,000	(12,593,000)
Prepaid expenses	(307,000)	(443,000)
Prepaid income taxes	(809,000)
Other assets	(686,000)	(173,000)
Accrued compensation	5,591,000	(371,000)
Accounts payable and other accrued expenses	(4,504,000)	1,489,000
Billings in excess of cost	57,000	3,841,000
Income taxes payable		(2,075,000)

Net cash from operating activities	26,529,000	12,047,000

Cash flows from investing activities:
Purchases of equipment and improvements	(2,380,000)	(2,438,000)
Purchase of long-lived assets	(1,500,000)	—

Net cash used for investing activities	(3,880,000)	(2,438,000)

Cash flows from financing activities:
Proceeds from issuance of stock	10,048,000	8,395,000
Cash purchases of treasury stock	(20,256,000)	(16,348,000)
Principal payments on subordinated notes payable	(2,402,000)	(1,827,000)

Net cash used for financing activities	(12,610,000)	(9,780,000)

Net increase (decrease) in cash	10,039,000	(171,000)
Cash and cash equivalents at beginning of period	29,455,000	26,711,000

Cash and cash equivalents at end of period	$39,494,000	$26,540,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$306,000	$116,000
Income taxes	$6,225,000	$6,110,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$1,129,000	$4,877,000
Receipt of notes receivable in exchange for exercise of stock options	$1,096,000	$1,194,000
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53-week period ended January 2, 2005. The third quarter of fiscal 2005 ended October 2, 2005 whereas the corresponding third quarter in fiscal 2004 ended October 3, 2004. The nine month period ended October 2, 2005 was comprised of 39 weeks whereas the corresponding period in fiscal 2004 was comprised of 40 weeks. To aid the reader of the financial statements, the year-end has been presented as December 31, 2004 and the three-month and nine-month period ends have been presented as September 30, 2005 and September 30, 2004.
     In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair statement of the results for such periods. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note D — Computation of Earnings Per Share

	Three months ended September 30,		Nine months ended September, 30
	2005	2004	2005	2004
Basic EPS
Net income	$4,420,000	$3,900,000	$13,068,000	$11,382,000

Weighted average shares outstanding	5,287,193	5,200,637	5,222,297	5,236,082

Per share amounts	$0.84	$0.75	$2.50	$2.17

Diluted EPS
Net income	$4,420,000	$3,900,000	$13,068,000	$11,382,000

Weighted average shares outstanding	5,287,193	5,200,637	5,222,297	5,236,082
Stock options	461,942	413,219	485,980	419,981
Restricted stock	28,441	27,840	28,441	27,840

	5,777,576	5,641,696	5,736,718	5,683,903

Per share amounts	$0.77	$0.69	$2.28	$2.00

     Computation of earnings per share for the three and nine month periods ended September 30, 2004 has been revised to correct the calculation.
Note E — Accounting for Stock-Based Compensation
     The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company’s net income and net income per share would have been adjusted to the pro forma amounts in the following table. Pro forma net income for the three and nine month periods ended September 30, 2004 has been revised to correct the calculation.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income
As reported	$4,420,000	$3,900,000	$13,068,000	$11,382,000
Add after-tax stock-based compensation expense included in determining net income	872,000	653,000	2,136,000	1,313,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(829,000)	(725,000)	(2,080,000)	(1,558,000)

Pro forma net income	$4,463,000	$3,828,000	$13,124,000	$11,137,000

Basic EPS
As reported	$0.84	$0.75	$2.50	$2.17
Pro forma	0.84	0.74	2.51	2.13
Diluted EPS
As reported	0.77	0.69	2.28	2.00
Pro forma	0.78	0.69	2.32	2.00
Note F — Stockholders’ Equity
     For the nine months ended September 30, 2005, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $10.0 million. The exercise of stock options results in expected tax benefits, reflected as a reduction of taxes currently payable, of $3.4 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid in capital. In addition, the Company repurchased a total of 555,911 common shares at their current fair value totaling approximately $21.4 million. Of this total, the Company repurchased $20.3 million for cash, and $1.1 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from two to five years, plus interest at the lesser of the prime rate, the Federal Reserve discount rate (4.75% at September 30, 2005) or 10%.
     Treasury stock is shown at cost, and consisted of 2,900,316 shares and 2,344,405 shares of common stock at September 30, 2005 and December 31, 2004, respectively. Repurchase of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $1,041,000 and $717,000 for the nine months ended September 30, 2005 and 2004, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis, market multiple analysis, comparable transaction analysis and other financial valuation techniques.
     During the third quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of August 22, 2005. Total funds committed to this repurchase program aggregated $3,456,000, of which $967,000 (23,618 shares) were expended in August 2005. The balance

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($2,489,000, or 60,769 shares) was expended in October 2005, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
     Certain employees are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At September 30, 2005 and December 31, 2004, the outstanding balances of these notes were $878,000 and $618,000, respectively, and are included as a reduction of additional paid-in capital.
     At September 30, 2005 and December 31, 2004, unearned compensation related to certain stock compensation plans totaled $395,000 and $368,000, respectively, and is included as a reduction of additional paid-in capital.
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
     During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders. These revenues were earned prior to the effective date of the termination. As of September 30, 2005, the Company has received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will apply the relevant interpretations of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company has not determined the impact of this guidance on the Company’s financial position and/or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principle and requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its financial position, cash flows and results of operations.
Note I — Asset Purchase
     In April 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies; the acquired assets are complementary to the Company’s existing information assurance business. The purchase price was allocated to tangible and identifiable intangible assets (primarily contract backlog) acquired based on their estimated fair values at the date of acquisition. The fair value of contract backlog was estimated at $1.4 million based on the present value of the expected cash flows resulting from the acquired contracts, and will be amortized over two years.
Note J — Bank Line of Credit
     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2005. However, as a result of the matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Events,” the Company was delayed in filing its Quarterly Report on Form 10-Q. As a result of this delay, as of December 1, 2005, the Company was in technical violation of the covenant to provide financial statements to the bank within 60 days of quarter end. Because there were no amounts outstanding under the line of credit at September 30, 2005, this technical violation has no effect on the Company’s financial condition or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal year 2005 comprises the 52-week period ending January 1, 2006, whereas fiscal year 2004 comprised the 53-week period ended January 2, 2005. Both the third quarter of fiscal 2005 and the corresponding period in fiscal 2004 comprised 13 weeks. The nine-month period ended October 2, 2005 was comprised of 39 weeks whereas the corresponding period in fiscal 2004 was comprised of 40 weeks.
     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Sales	$70,543	$66,379	$206,131	$185,852
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	42%	48%	44%	47%
Other Dept of Defense (“DoD”)	55%	49%	53%	50%
Non-DoD	3%	3%	3%	3%
Income from operations	$7,255	$6,268	$21,569	$17,817
Operating margin	10.3%	9.4%	10.5%	9.6%
Net income	$4,420	$3,900	$13,068	$11,382
     The Company’s contract revenues for the three-month period ended September 30, 2005 increased 6.3%, from $66.4 million for the third quarter of 2004 to $70.5 million for the third quarter of 2005. Year-to-date sales for 2005 were $206.1 million, an increase of 10.9% above performance in the first three quarters of 2004.
     The most significant contributor to the Company’s revenue growth was in Other DoD programs, where revenues increased 19.9%, from $32.5 million for the three-month period ended September 30, 2004 to $39.0 million for the corresponding period in 2005. Similarly, year-to-date revenues on Other DoD programs increased 15.8%, from $93.7 million in 2004 to $108.5 million in 2005. The increase in year-to-date Other DoD revenues was due to several factors. Revenues on network-centric programs increased $12 million, primarily as a result of expanded modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program. Other DoD revenues also increased due to an $11 million increase in revenues on a variety of intelligence programs as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. In addition, Other DoD revenues increased $4 million due to expanded engineering support on a variety of space systems programs. Offsetting these increases was an $8 million decrease in Other DoD revenues due to a decline in engineering support to Army tactical system training missions.
     Revenues on BMD programs declined 8.1% from $31.8 million during the third quarter of 2004 to $29.2 million for the third quarter of 2005. The quarterly decline in BMD revenue stemmed from a temporary reduction of effort on one program pending receipt of a contract extension that was finalized in the third quarter. Year-to-date, BMD program revenue increased 4.6%, from $86.6 million in 2004 to $90.6 million in 2005. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements.
     Year-to-date revenues on Non-DoD programs increased 28.1% from $5.5 million in 2004 to $7.0 million in 2005 largely due to a $1.1 million increase in revenue on commercial programs.
     Income from operations as a percentage of revenue increased from 9.4% in the third quarter of 2004 to 10.3% in the third quarter of 2005. Year-to-date income from operations as a percentage of revenue increased from 9.6% for the nine months ended September 30, 2004 to 10.5% for the nine months ended September 30, 2005. Increases in income from operations are primarily attributable to the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. During the nine months ended September 30, 2005, time and material and fixed price contracts comprised 55% of total sales, compared with 50% of total sales in the corresponding period of 2004. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts, due to the greater risk associated with such contract types.
     The Company earned net interest income during each of the three- and nine-month periods ended September 30, 2005 and 2004. The increase in net interest income resulted from higher cash and investment balances during 2005 and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates.
     The Company’s effective income tax rate was 40% and 38% during the third quarter of 2005 and 2004, respectively, and 40% and 36% for the corresponding nine-month periods. The increase in the effective tax rate in 2005 is primarily attributable to a $0.7 million reduction in the income tax provision recorded during the second and third quarters of 2004. The reduction was the result of the reversal of previously accrued taxes, primarily related to a favorable audit of the Company’s tax returns.
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
     The following table compares the Company’s contract backlog and Company defined backlog at the dates indicated:

	September 30,	December 31,	September 30,
	2005	2004	2004

Annualized funded contract backlog	$98,900	$102,200	$95,400
Annualized unfunded contract backlog	108,000	79,200	79,200

Total annualized contract backlog	206,900	181,400	174,600
Expected 12-month value of future funding on proposals with high probability of winning procurement	59,200	45,900	48,500

Total annualized Company-defined backlog	$266,100	$227,300	$223,100

Total multi-year contract backlog	$621,000	$569,700	$596,000
Expected value of future funding on proposals with high probability of winning procurement	154,300	139,800	140,800

Total multi-year Company-defined backlog	$775,300	$709,500	$736,800

Annualized Company-defined backlog (by business area):
BMD	$120,800	$98,100	$92,100
Other DoD	136,000	122,100	100,900
Non-DoD	9,300	7,100	6,100

Total annualized Company-defined backlog	$266,100	$227,300	$223,100

     The annualized Company-defined contract backlog increased from $227.3 million at the end of 2004 to $266.1 million as of September 30, 2005, an increase of 17.1%. BMD annualized contract backlog increased $22.7 million or 23.1% during the first nine months of 2005. During the second quarter the Company won a significant follow-on contract for the Missile Defense Agency (MDA), and during the third quarter the Company received a significant sole-source extension of another MDA contract. Additionally, the Company continued to expand its BMD engineering support provided to the MDA. Other DoD annualized contract backlog increased $13.9 million, or 11.4%, during the first nine months of 2005, primarily in intelligence programs for the national and military intelligence communities and in modeling and simulation support for the U.S. Army’s FCS program. Non-DoD annualized contract backlog increased $2.2 million, or 31.0% during the first nine months of 2005.
     In the third quarter of 2005, the Company had eleven significant competitive contract/task-order wins as well as two significant sole-source awards and five significant competitive contract/task-order losses.
     In the Mission Systems Sector, the Space and Missile Defense Operation (SMDO), as a subcontractor to Northrop Grumman, won the competitive follow-on contract for the Missile Defense Agency’s (MDA’s) Joint National Integration Center (JNIC) Research and Development program. This is an Indefinite Delivery/Indefinite Quantity (ID/IQ) subcontract with a ceiling of approximately $100 million over ten years and is expected to generate $10 million of annual revenue for SMDO. This subcontract will have a two-year base period, three one-year options, plus an additional five one-year award terms. As a subcontractor to LinQuest, Inc., SMDO also won a competitive task-order for the Missile Defense Agency’s C4ISR Operational Management, Engineering and Technical Services program. This is an ID/IQ task-order subcontract with a ceiling of $2 million. The expected annual revenue is $1 million over a 24-month period. Additionally, SMDO, as a subcontractor to SRS Technologies, won a competitive award for the Air Force Space Radar Advisory and Assistance Service effort. This is a $2.2 million subcontract over a four-year period.
     In the Missile Defense Sector, the Advanced Systems Technology Operation (ASTO) won a sole-source extension of its MDA Systems Engineering contract with a total value of $28 million over a 14-month period. The re-compete of this program is scheduled for June 2006. The Systems Acquisition Support Operation (SASO), as a subcontractor to Schafer Corporation, won a competitive subcontract for the MDA’s Threat System Engineering program. The subcontract has a value of $3 million over five years (one-year base plus four one-year options).
     The Technical and Acquisition Support Operation (TASO) had a strong quarter winning six contracts totaling $35 million. Three of the six, all subcontracts, were for Unmanned Aerial Vehicle (UAV) programs. The first was a subcontract from General Atomics, Inc. for the Army’s Extended Range Multi-Purpose UAV program. The subcontract has a value of $7.2 million over the three-year Phase 1. The second UAV win was as a subcontractor to Piasecki Aircraft Corporation for the Army’s UAV Class II program. This subcontract has a value of $14.3 million over seven years through Phase 3. The third UAV win was a subcontract from Teledyne Brown Engineering for the Army’s UAV Class III program. The subcontract has a value of $4.5 million over seven years through Phase 3. In addition to these UAV subcontracts, TASO won a competitive prime contract from the Army’s Air Combat Soldier Systems Directorate for the Yuma Test Management and Engineering Support program. The award has a value of $2.5M over a three-year period. As a subcontractor to WESTAR, Inc., TASO also won a competitive task-order for the Army’s Battlefield Automated System Engineering Support program. This is an ID/IQ task-order subcontract under the Army Aviation Missile Command (AMCOM) Express Technical Domain contracting program. Its value is anticipated to be $5 million over a five-year period. Finally, as a subcontractor to BELZON, Inc., TASO won a competitive task-order for the Army AMCOM Program Support contract. This is another ID/IQ task-order subcontract under the AMCOM Express contracting program. The subcontract value is expected to be $1.5 million over a five-year period.

     In the Hardware Systems Sector, the Composite Products Operation (CPO) won a competitive subcontract from Raytheon Missile Systems for the Army’s Non-Line of Sight – Launch System Precision Aerial Missile Container. The subcontract value is $8.1 million over 45 months for Phase II.
     In the National Security Systems Sector, the Applied Communications and Technology Operation (ACTO) won a sole-source contract from a classified customer for their Turbo Panda program. The contract value for the one-year base period is $2.2 million. The option for the second year is valued at $2.9 million and the option for the third year is valued at $4.3 million.
     In the Mission Systems Sector, SMDO lost a competitive task-order for the Air Force Space and Missile Systems Center’s Air and Space Integration program. This was an ID/IQ task-order type subcontract with a ceiling of approximately $2.1 million. The expected annual value was $425,000 over a five-year period. SMDO also lost a competitive contract for the Air Force Space and Missile Systems Center/Hybrid Launch Vehicle Studies and Analysis Phase 1 program. This was a $3.1 million contract over twenty months. The Defense Systems and Technology Operation (DSTO) lost a bid as a subcontractor to Schafer Corporation to the Department of Homeland Security for the Domestic Nuclear Detection Office, Systems Engineering and Technical Assistance contract. This effort was valued at $10 million for SPARTA over five years. DSTO also lost a bid as a subcontractor to Technovative Applications for the Ground/Air Task Oriented Radar program in support of the US Marine Corps. This program was for system software development and was valued at $8.7 million over a three-year period.
     In the Missile Defense Sector, SASO lost a competitive contract for the MDA’s Producibility Manufacturing Technology Directorate Industrial Partnership program. This was an ID/IQ task-order contract with a ceiling of $200 million. The value to SPARTA was anticipated to be between $5 million and $25 million (two-year base plus three one-year options), mostly through major subcontract sales. The award was protested by another bidder and MDA re-competed the effort. However, SASO chose not to resubmit a bid.
Liquidity and Capital Resources
     The following tables sets forth, for the periods indicated, selected financial information:

	Balance at
	September 30,	December 31,	September 30,
	2005	2004	2004

Cash and cash equivalents	$39,494,000	$29,455,000	$26,540,000
Stockholders’ equity	$63,218,000	$50,727,000	$46,982,000
Subordinated notes payable	$9,134,000	$10,407,000	$11,160,000
Borrowings under line of credit	—	—	—
Number of days sales in receivables (year-to-date average)	60	60	62
Current ratio	2.5	2.3	2.5
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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2005. However, as a result of the matters discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events,” the Company was delayed in filing this Quarterly Report on Form 10-Q. As a result of this delay, as of December 1, 2005, the Company was in technical violation of the covenant to provide financial statements to the bank within 60 days of quarter end. Because there were no amounts outstanding under the line of credit at September 30, 2005, this technical violation has no effect on the Company’s financial condition or results of operations. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of September 30, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.5%.
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
Cash Flow Information
     During the nine months ended September 30, 2005 the Company’s cash balances increased $10.0 million compared with the prior year end.
     Operating activities generated $26.5 million in cash during the first three quarters of 2005. The Company generated $13.1 million in net income through the nine months ended September 30, 2005. Non-cash expenses totaled $10.0 million, of which $7.3 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $3.4 million as a result of the income tax benefit relating to its stock compensation plans. The Company generated $0.9 million in cash for working capital during the first three quarters of 2005, principally due to an increase in accrued compensation which was offset by a reduction in accounts payable.
     Although sales through September 30, 2005 increased 10.9% in comparison with the corresponding period in 2004, accounts receivable declined 1% from $51.9 million at December 31, 2004 to $51.2 million at September 30, 2005. Average year-to-date DSO of 60 days as of September 30, 2005 is unchanged from 60 days as of December 31, 2004, but decreased from 62 days as of September 30, 2004. The Company continues to emphasize rapid billing and collection of its receivables, however, there can be no assurance that the Company will be able to reduce, or maintain, its average DSO.
     Through the nine months ended September 30, 2005 the Company’s capital expenditures totaled approximately $2.4 million. In addition, as described in Note I to the unaudited consolidated financial statements, the Company expended $1.5 million to fund the cost of the acquisition of the assets of McAfee Research. The Company currently expects its capital expenditure level to increase slightly in 2006, to approximately $4-5 million.
     In connection with the aforementioned stock repurchase policies, during the nine months ended September 30, 2005, the Company repurchased a total of 555,911 common shares totaling approximately $21.4 million. Of the year–to-date total, $1.1 million was repurchased in exchange for promissory notes and $20.3 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the second quarter of 2005 totaled $2.4 million. Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $10.0 million.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of September 30, 2005 the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of September 30, 2005 contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Current	1-3 years	4-5 years	After 5 years
Subordinated Promissory Notes	$9,134	$2,542	$5,295	$1,297	$0
Operating Leases	44,064	7,639	21,266	5,783	9,376

Total Contractual Obligations	$53,198	$10,181	$26,561	$7,080	$9,376

Effects of Federal Funding for Defense Programs
     The Company continues to derive over 90% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders. These revenues were earned prior to the effective date of the termination. As of September 30, 2005, the Company has received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial position or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2005. However, no assurances can be given that such events will not occur.
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
Recent Events
     On October 21, 2005, the Company received communications from one or more employees raising concerns about potential timecard mischarging at one of the Company’s operating units. Because the Company derives over 95% of its revenues from contracts with the federal government or with prime contractors to the federal government, mischarging time can have serious consequences. In response to these communications, the Company immediately commenced a review of the allegations. This review was overseen by the Audit Committee of the Board of Directors, who engaged independent legal counsel to assist it in its oversight. This review found certain instances of time recording at the operating unit that were inconsistent with Company policy. As a result, the Company has taken steps both to prevent further errors and to notify appropriate customers of such matters. The Company believes that the errors did not have a material effect on the Company or its financial condition, and that these violations of Company policy do not reflect a material weakness in internal control over financial reporting.

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
Item 4 Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2005. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
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
     (c) Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July (7/4/05 – 7/31/05)	72,700	40.87	62,073	—
August (8/1/05 – 8/28/05)	47,920	40.96	23,618	$2,489,000
September (8/29/05 – 10/2/05)	28,584	40.96	—	—
Total	149,204	40.92	85,691	$2,489,000
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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for July in the above table represent the final stock repurchases from the May 21, 2005 stock repurchase date.
     During the third quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of August 22, 2005. Total funds committed to this repurchase program aggregated $3,456,000, of which $967,000 (23,618 shares) were expended in August 2005. The balance ($2,489,000, or 60,769 shares) was expended in October 2005, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Repurchase Rights of the Company, Restrictions on Transferability” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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

SPARTA, INC.

(Registrant)

Date: January 18, 2006	By:	/s/ David E. Schreiman

David E. Schreiman Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.