Form 10-K
period 2006-01-01
SPARTA INC /DE
filed 2006-04-03
CIK 875623

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended January 1, 2006.
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
Common Stock, $.01 par value
(Title of class)
Options to Purchase Common Stock
(Title of class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or non accelerated filer.
Large accelerated filer ☐                     Accelerated filer ☐                      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant (based upon the formula stock price described in this Form 10-K) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $216,151,294.
As of February 26, 2006, 5,265,669 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding.
Portions of Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 2, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPARTA, Inc.
FORM 10-K

CAUTIONARY STATEMENT
     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the loss in February 2004 of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed below under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
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
     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 97% of the Company’s revenues in fiscal years 2005, 2004 and 2003. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration (“NASA”), accounted for an additional 2% of the Company’s revenues, and 1% of the Company’s revenues were derived from non-government customers during each of these years.
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
     BMD programs have historically been a significant source of revenues for the Company and, as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, terrorist events in recent years and the current Administration’s concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states has stabilized government funding in this area in recent years. The current Administration has made BMD a defense priority. For example, in 2001, the U.S. withdrew from the 1972 ABM treaty so that different space architectures could be tested. Because of this, BMD has continued to be a significant part of the Company’s business. In 2005, 2004 and 2003, BMD revenues accounted for 44%, 48% and 49%, respectively, of total sales.
     The U.S. BMD program is managed by the Missile Defense Agency (“MDA”), an umbrella agency in DoD that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA is responsible for preparing for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. MDA appropriations for government fiscal year (“GFY”) 2005 were $8.8 billion, an increase of 14% from $7.7 billion in GFY 2004. The MDA budget is expected to decrease to $7.7 billion for GFY 2006, and then increase to $9.3 billion in GFY 2007 and $9.5 billion in GFY 2008. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and the current Administration’s BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.
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
     In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business.
     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on January 1, 2006; January 2, 2005; December 28, 2003; December 29, 2002; and December 30, 2001. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.
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
     Numerous trends in the defense and government contracting industry could affect the Company’s business. For example, in recent years there have been numerous consolidations and mergers in the defense industry. The Company believes that none of these mergers has had a significant adverse impact on the Company’s business activities. However, merger activity continues to be significant in the defense industry, and there can be no assurance that a future merger will not adversely impact the Company’s business. In addition, there has been a strong initiative within the government to out-source services, except those services that are inherently governmental functions, to the maximum extent possible. Because the Company has a significant engineering service business, the Company believes that this initiative should be favorable to the Company. However there can be no assurance that government support for this initiative will continue.
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
Company Strategy
     The Company’s strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 1,350 employees, of whom approximately 75% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.
     The Company focuses its business development efforts in eight strategic business areas – missile defense, national and military intelligence, tactical military systems, network centric warfare, hardware systems, technical services, space systems and homeland security. The Company believes that, based on its employees’ skill sets, these business areas offer the greatest potential for future growth. Many of these business areas offer greater growth potential than does missile defense (the Company’s largest business area), primarily because of expected budget declines in BMD in 2006. For example, whereas revenues in missile defense grew by 2% in 2005, revenues in network centric warfare, space systems and national and military intelligence grew by 61%, 40%, and 30% respectively. Although the Company continues to believe that it has significant opportunities in these business areas, there can be no assurance that the Company will be able to convert these opportunities to future revenues.
     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company’s professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company’s existing areas of expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the MDA, evaluation of foreign military systems for the Army, computer security work for the FBI, and range facility support work for the Air Force.
     Due to the size, complexity, and multidisciplinary requirements of many government contracts, teaming arrangements among defense contractors (where one contractor serves as the prime contractor and others act as subcontractors) and joint ventures are common business arrangements. The Company will continue to follow the practice of working with other government contractors to bid on procurements which require capabilities in areas outside of the Company’s expertise, in order to enable the Company to obtain contracts for larger programs in which the Company might not otherwise be able to participate. Given the recent government trend for less reliance on service companies to oversee the work of system development contractors, the Company has been and will continue to pursue subcontractor roles from the large prime contractor system developers. In addition, in a number of the Company’s business areas, the Company pursues subcontracts to provide niche services to large prime contractors.
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
     The percentage of the Company’s revenues derived from prime contracts decreased from 71% in 2004 to 60% in 2005. Under a prime contract, the Company’s contract costs include the cost of subcontractors who are performing work on the contract under the Company’s direction. Under a subcontract, the Company normally does not have subcontractors under its direction. The decrease in the percentage of revenues derived from prime contracts primarily arose from two factors. First, most of the Company’s growth in 2005 derived from business areas where the Company is not yet an entrenched prime contractor, due in part to the loss of the Company’s small business status. Second, as a result of the U.S. Government terminating for convenience several task orders on one of the Company’s prime contracts (see “Business – U.S. Government Contracts”), revenues on this prime contract declined $10 million from 2004 to 2005.

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
     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company’s business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Companies which have acted as significant subcontractors to the Company include, among others, Science Applications International Corporation, Computer Sciences Corporation, L-3 Communications Corporation’s subsidiary SY Coleman Corporation, Raytheon Company’s subsidiary Photon Research Associates, Modern Technology Solutions, Inc., and Dynetics, Inc. Companies for which the Company has acted as a significant subcontractor include, among others, the Boeing Company, Science Applications International Corporation, Northrop Grumman Corporation, Computer Sciences Corporation, Lockheed Martin Corporation, Raytheon-Lockheed Martin Javelin Joint Venture, and Teledyne Technologies, Inc..
U.S. Government Contracts
     Approximately 99% of the Company’s fiscal year 2005 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services and other agencies of the DoD. The Company’s business is performed principally under cost reimbursement, fixed price, and fixed-rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.
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
     Under firm fixed price contracts, the Company agrees to perform certain work for a fixed price and, accordingly, realizes the benefit or detriment occasioned by decreased or increased actual costs of performing the contract. Under fixed price (level of effort) contracts, the Company agrees to perform certain work for a fixed price and an agreed upon level of effort. For example, a typical fixed price (level of effort) contract provides for the Company to devote a specified number of hours to the contract. Fixed price (level of effort) contracts are less risky than firm fixed price contracts. If the Company provides all of the agreed upon level of effort, it may stop work and receive the entire payment, regardless of whether all the work was completed. Under a fixed rate time and materials contract, the customer agrees to pay a specific negotiated rate for each hour worked or performed against a task order under the contract and to reimburse material and other direct costs at cost.
     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. The distribution by contract type of the Company’s revenues in 2005, 2004 and 2003 is as follows (amounts in thousands, except percentages):

	2005		2004		2003
	Amount	% of total	Amount	% of total	Amount	% of total

Cost reimbursement	$146,282	53%	$144,564	58%	$129,226	63%
Time and materials	60,488	22%	50,056	20%	31,833	16%
Fixed price (level of effort)	4,829	2%	3,600	1%	3,461	2%
Firm fixed price	65,395	23%	53,148	21%	38,126	19%
Other	108	—	198	—	545	—

Total	$277,102	100%	$251,566	100%	$203,191	100%

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor’s indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency (“DCAA”) from time to time and the existence of higher priority projects. The Company’s indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2004 (fiscal year 2004). Indirect contract costs for fiscal year 2005 have been recorded at amounts which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2005 will be audited and settled with the DCAA in fiscal year 2007.
     The Company’s contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. Government terminated for convenience several task orders on one of the Company’s contracts. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2 million for revenues earned on the terminated task orders prior to the effective date of the termination. As of December 31, 2005, the Company has received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations. There were no terminations of programs or contracts in 2005 and the Company does not anticipate termination of any programs or contracts in 2006. However, no assurances can be given that such events will not occur. Changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company would materially affect the financial condition and/or results of operations of the Company.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2004, 2003 and 2002, annualized Company-defined backlog comprised 82%, 81% and 86% of sales for fiscal 2005, 2004 and 2003, respectively.
     The following table summarizes contract backlog and Company-defined backlog at the dates indicated:

	December 31,	December 31,
	2005	2004
	(amounts in thousands)
Annualized funded contract backlog	$78,100	$102,200
Annualized unfunded contract backlog	110,700	79,200

Total annualized contract backlog	188,800	181,400
Expected 12-month value of future funding on proposals with high probability of winning procurement	84,800	45,900

Total annualized Company-defined backlog	$273,600	$227,300

Total multi-year contract backlog	$535,200	$569,700
Expected value of future funding on proposals with high probability of winning procurement	302,700	139,800

Total multi-year Company-defined backlog	$837,900	$709,500

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
     One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to assist the government in evaluating bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts (SETA). Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on past performance. In addition, project-related experience is an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are key to its growth and competitive position in its industry. See “Business-Industry Background” and “Business-Marketing.”
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
     The Company’s primary resource is its technical staff and administrative personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2005 and 2004, the Company experienced a relatively low level of voluntary employee turnover as the result of the Company’s efforts to minimize voluntary turnover. In 2005, the Company was able to attract and hire approximately 300 full-time employees, replacing approximately 150 terminating employees, for a net increase of approximately 150 full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company’s employee stock ownership program, and maintain its other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2006.
     At December 31, 2005, the Company employed approximately 1,350 equivalent full-time employees, over 90% of whom are based in the Company’s and its customers’ facilities in California, the Washington D.C. metropolitan area, Colorado Springs, and Alabama. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its employee relations are very good. The Company has not experienced any labor disputes or work stoppages during the last five years.

Available Information
     The Company’s Internet web site address is www.sparta.com. The Company makes available free of charge on or through its Internet web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
     In addition, the Company makes available free of charge on its Internet web site its Standards of Business Conduct, which is a code of ethics that applies to all of the Company’s employees, including its Chief Executive Officer, Chief Financial Officer, Controller, and other individuals performing similar functions. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 10-K (regarding amendments to, or waivers from, such code of ethics) by posting such information on its Internet web site.
ITEM 1A. RISK FACTORS
     You should carefully consider the risks and uncertainties described below in your evaluation of the Company and its business. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be adversely affected and the price of our common stock could decline.
RISKS RELATED TO OUR INDUSTRY
Risks Related to Government Contracting
     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks on us and our business. Some of the key provisions are summarized as follows:
❑	Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. Failure of Congress to approve funding for a major program or contract, or a modification, curtailment, or termination of a major program or contract could have a material adverse effect on our financial condition and/or results of operations.

❑	Many of our multi-year contracts provide for the exercise by the government of unilateral options or award terms. There can be no assurance that the government will exercise such options or award terms.

❑	Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges could cause us to incur additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest were upheld, this could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on our financial condition and/or results of operations. During 2002, the U.S. General Accounting Office sustained a competitor’s protest of an award to us of a $37 million, five-year contract. During 2003, the contracting agency revised the scope of work contemplated under this contract, solicited new proposals, and, in January 2004, awarded us a $34 million, four-year contract. However, there can be no assurance that future protests of contract awards will be similarly resolved in our favor.

❑	U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by us, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. We have negotiated final indirect contract costs through fiscal year 2004. Indirect contract costs for fiscal year 2005 have been recorded at amounts which we expect to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on our financial condition and/or results of operations.
❑	We are subject to regulations regarding potential Organizational Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor’s judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations where a contractor competing for award of a contract possesses proprietary information as a result of work performed on another contract, or source selection information that is relevant to the new contract but is not available to all competitors. In particular, contractors such as ourselves who perform systems engineering, requirements work, and technical analysis may be precluded from being awarded a contract to supply the system or major components thereof. Violations of contractual OCI clauses could result in the U.S. Government terminating a contract for default. We carefully monitor our contracts and new business pursuits for potential OCI issues.

❑	A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the negotiation of certain contracts; Cost Principles and Cost Accounting Standards, which impose rules regarding the allowability and allocability of costs to U.S. Government contracts; and a variety of laws and regulations that govern the dissemination of information that is classified for national security purposes. These laws and regulations impose added costs on our business, and significantly affect the manner in which we conduct our business with our customers. Changes in or significant violations of these laws and regulations could result in unilateral downward adjustments to contract values, which could have a material adverse effect on our financial condition and/or results of operations.
Changes in Government Procurement Strategies
     Over the last few years, many U.S. Government agencies have increasingly relied upon ID/IQ contracts, General Services Administration (GSA) schedule contracts, and other similar multiple award contract (MAC) vehicles. These contracts usually have more than one awardee, and receiving such a contract award merely gives the Company the right to compete for task orders against other companies that have the same contract vehicle. These contracts may have high contract value ceilings, but such ceilings usually have little relationship to the true contract value. Due to the nature of these types of contracts, there is uncertainty as to how much business we will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
     Additionally, some U.S. Government agencies have recently begun using firm fixed price contracts for procuring certain technical and analytical services that we provide. Historically, most of these services were performed under lower risk cost reimbursement or time and material contracts. Revenues on firm fixed price contracts comprised 23% of total revenues in 2005, compared with 21% in 2004, 19% in 2003 and 11% in 2002. As noted under the caption “U.S. Government Contracts”, firm fixed price contracts involve greater performance risks. Although we have not experienced significant losses on firm fixed price technical and analytical service contracts to date, there can be no assurance that such performance will continue. If we fail to accurately estimate the ultimate costs of performing such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts.
     In addition, over the last few years, the government has implemented a performance-based approach to service contracting. Under this approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration. Performance-based service contracts are characterized by describing the contract requirements in terms of results required rather than the methods of performance of the work, setting measurable performance standards, evaluating contractor performance in a quality assurance plan, and identifying positive and negative incentives to induce improved quality performance. If we fail to perform well on a performance-based service contract, we could fail to meet the contract requirements, or the procuring agency may not exercise incentive options to extend the contract term. Such actions may have a material adverse effect on our financial condition and/or results of operation.
Competition in the Industry
     The business in which we are involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of our new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost, and past performance. There are many companies that compete in the service, technology and research and development areas in which we are engaged, many of which are significantly larger and have more resources than we do. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are generally minimal. If we are unable to compete effectively in this environment, there could be a material adverse effect on our financial position and/or results of operations.
Government Security Issues
     Many of our contracts require us and certain of our facilities and employees to obtain and maintain government security clearances. If we lose or are unable to obtain the required security clearances, our customer may terminate the related contract, or may decide not to renew it upon its expiration. Additionally, a breach in security procedures could result in negative publicity, impair our reputation, and prevent us from further accessing critically sensitive information. Such events could have a material adverse effect on our financial position and/or results of operations.
RISKS RELATED TO OUR BUSINESS
Concentration of Revenue with the U.S. Government
     We derive substantially all of our revenue from direct or indirect contracts with various U.S. Government agencies. During 2005, 99% of our revenue was derived from such contracts, and 44% of our revenue was derived from contracts related to BMD. In addition, government contracts and BMD programs comprised 99% and 47%, respectively, of our annualized contract backlog as of December 31, 2005. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position and/or results of operations. Among the factors that could affect our business are:
❑	Changes in budgets, appropriations or administrations affecting U.S. Government spending generally, or specific agencies with which we do business, or specific programs (such as BMD) in which we participate;

❑	Delays in the government’s appropriation process;

❑	Military conflict or international political crises that may result in funding limitations on our contract vehicles;

❑	The impact on U.S. Government tax revenues of possible decline in the general economy.

❑	The impact on current and future defense budgets of projected federal budget deficits.

❑	The impact on current and future defense budgets of the U.S. Government’s periodic strategic review of the defense budget (known as the Quadrennial Defense Review), which could result in significant shifts in DoD budgetary priorities or reductions in overall defense budgets.
Contract Performance Risks
     Performance under our contracts involves a number of risks. Failure to adequately assess the costs to be incurred on a contract could have a material adverse effect on our financial position and/or results of operations. Under our cost reimbursement contracts, we are generally allowed to recover approved costs plus a fixed or award fee. However, the total contract price may be subject to a maximum contract funding. To the extent we incur unallowable costs, or costs in excess of the funding limitation specified in the contract, we may not be able to recover such costs. Under our time and material contracts, we provide services at fixed hourly rates. If we miscalculate the costs of salaries, employee benefits, or other indirect costs, we are required to absorb the excess costs. Under our firm fixed price contracts, we assume the risk of performing the contract at a set price. If we fail to accurately estimate the ultimate costs under such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts. On occasion, we incur costs on a project prior to formal definitization of the contract. If we are unable to recover such pre-contract costs, there could be a material adverse effect on our financial position and/or results of operations.
Loss of Small-Business Status
     Previously, we have qualified as a small business in most of our business areas because we had fewer than 1,000 employees (as calculated under the applicable eligibility rules), which is typically the principal requirement of the small business set-aside programs in which we have participated. As a result, pursuit of small business set-aside programs has historically been a key element of our strategy. However, we exceeded the eligibility threshold in January 2004 and, effective February 1, 2004; we were no longer qualified for small business set-aside contracts where the small-business threshold is 1,000 employees.
     The U.S. Government is expected to continue its policy of establishing small business procurement objectives for the foreseeable future. As a result of losing our small business status, we are no longer eligible to propose on small business set-aside programs, except as a subcontractor to a prime contractor that qualifies as a small business. Furthermore, procuring agencies and prime contractors are no longer able to consider contracts awarded to us in determining whether they have met their small business procurement objectives, although we are still entitled to compete for such contracts based on technical, performance, cost, and other factors. Additionally, the U.S. Small Business Administration is encouraging – but not compelling – procuring agencies to require contractors to re-certify their small business status each year. To date, we have received no notices that we will be required to re-certify our small business status on any of the small business set-aside contracts that were awarded to us before we lost our status as a small business. If we are unable to replace our existing small business set-aside contracts, or if procuring agencies and prime contractors decide to award follow-on contracts to other companies that qualify as small businesses, there could be a material adverse effect on our financial position and/or results of operations.
     Additionally, because we have lost our small business status, we are no longer eligible for the small business exemption from compliance with the full range of Cost Accounting Standards. Compliance with the full range of Cost Accounting Standards, when required, will impose added administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers. For example, there may be an impact on the methods we use to determine pricing for contract proposals, or we may need to revise certain of our government cost accounting practices to conform to Cost Accounting Standards. Such revisions could have a material adverse effect on our financial position and/or results of operations.
Key Personnel
     We depend on a number of our executive officers and senior management to identify and pursue new business opportunities, to identify key growth opportunities, and to establish and maintain relationships with the U.S. Government agencies and prime contractors with which we do business. Additionally, much of our continued success is dependent on our ability to recruit and retain key technical staff necessary to serve our customers effectively. Excessive turnover among our officers, senior management, or key technical staff could adversely affect our ability to perform our contractual obligations, to generate new business to replace expiring contracts, and to identify and penetrate key growth markets. Although we have designed our compensation and other policies to facilitate recruitment and to minimize attrition, there can be no assurances that such policies will succeed. In addition, we generally have not entered into long-term employment agreements with our key personnel. Over the last few years, we have had minimal voluntary turnover of our officers and senior managers (other than as a result of retirement). However, there can be no assurance that we will be able to continue to minimize such voluntary turnover.

Potential Systems Failures
     We are subject to potential information systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data or interruptions or delays in our business or that of our customers. In addition, the failure or disruption of communications or utilities could cause us to interrupt or suspend our operations, or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption, or there may be damage to our reputation. As a result, there could be a material adverse effect on our financial condition and/or results of operations.
     If a system or network that we maintain for our customers were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, there could be a material adverse effect on our financial condition and/or results of operations.
Intellectual Property
     We rely principally on trade secrets to protect much of our intellectual property especially where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential or proprietary information. In addition, we may be unable to detect unauthorized use of our intellectual property, or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our intellectual property, our competitive position could be adversely affected.
Customer Expectations and Relationships
     As a predominantly service-oriented business, much of our ability to expand our current business and generate future business is dependent upon meeting our customers’ expectations and managing our customer relationships. If we are unable to meet our customers’ expectations, we may lose future contract opportunities due to receipt of poor past performance evaluations; receive negative publicity that could adversely impact our reputation; or be subject to contract terminations for default. Such events could have a material adverse effect on our financial position and/or results of operations.
Reliance on Subcontractors and Prime Contractors
     A significant portion of our annual sales are derived from contracts in which a portion of the work is performed by subcontractors. As such, we rely on our subcontractors to perform a substantial portion of the work we are obligated to deliver to our customers. Additionally, we derive a significant portion of our revenue from work performed on subcontracts for other prime contractors. Failure of a subcontractor to deliver on its commitments to us, or of a prime contractor to deliver on its commitments to the ultimate customer, may significantly affect our ability to perform our obligations. Such subcontractor or prime contractor deficiencies could result in the U.S. Government terminating the contract for default, which could have a material adverse effect on our financial position and/or results of operations.
Estimated Contract Backlog
     Annualized and multi-year contract backlog, as reported in this Annual Report on Form 10-K, are comprised of funded backlog and unfunded backlog. Funded backlog represents all current contracts on which the customer has appropriated funds. Unfunded backlog represents management’s estimate of the expected value of future incremental funding on existing contracts (including contract options) or negotiated contracts. Although our backlog has, in the past, generally been indicative of our future revenues, there can be no assurance that contracts included in our estimated backlog will result in actual revenues in any particular period, or that the actual revenues will equal the estimated contract value. Our backlog is typically subject to variations from year to year as contracts are completed, major existing contracts are renewed, and major new contracts are awarded. Additionally, all U.S. Government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. Government, and are subject to the annual Congressional appropriations process.
Future Acquisitions
     Historically, we have relied on internally generated growth for substantially all of our growth. In the future, however, we may use strategic acquisitions to supplement internal growth or to rapidly establish ourself in new markets. Acquisitions may pose additional risks to us, including:
❑	We may issue shares of our common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

❑	We may be unable to accurately assess the financial impact of an acquired business on our financial position and/or results of operations;

❑	We may be unable to novate, assign, or otherwise succeed to the acquired business’s U.S. Government contracts;

❑	We may be unable to effectively integrate the acquired business into our existing operations;

❑	We may be unable to retain key employees of the acquired business; and

❑	We may be required to devote disproportionate management or other resources to negotiating, integrating, or financing an acquired business.
     These, and other risks, may result in an acquisition having a material adverse effect on our financial position and/or results of operations.
Indemnification of Directors, Officers and Employees
     As permitted under Delaware law, we have entered into agreements whereby we have agreed to indemnify our officers, directors, and certain employees in the event that claims are asserted against any such person for certain events or occurrences while they were serving as an officer, director or employee. We have a director and officer errors and omissions insurance policy that limits our exposure under the indemnification agreements. Accordingly, we believe the estimated fair value of our liabilities under these indemnification agreements is immaterial. However, the maximum potential amount of future payments, if any, we could be required to make under these indemnification agreements is unlimited. If we were required to make payments under these indemnification agreements beyond our insurance policy limit, it could have a material adverse effect our financial position or results of operations.
RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE
Lack of Public Market; Restrictions on Transfer or Sale of Stock; Voluntary Repurchase Program
     There is no public market for our common stock, and we currently have no intention of listing our common stock on a public market in the foreseeable future. Moreover, our Amended and Restated Certificate of Incorporation imposes significant restrictions on the ability of stockholders to transfer or sell shares of our common stock. See “Market for Registrant’s Common Equity and Related Stockholder Matters – Repurchase Rights of the Company, Restrictions on Transferability”.
     We maintain a voluntary quarterly repurchase program, at the discretion of the Board of Directors, in order to provide a level of liquidity to our stockholders. However, our stockholders have no right to compel us to repurchase any of the stockholders’ shares. The number of shares that we may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. In addition, the number of shares which we may repurchase is subject to a self-imposed quarterly repurchase limitation, which is designed to ensure that the repurchase of our shares from time to time does not materially impair our liquidity or financial condition. Accordingly, there can be no assurance that stockholders will be able to sell all of the shares they desire to sell.

Stock Price
     Our stock price is determined by our Board of Directors, pursuant to a stock price formula that is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques (see “Market For Registrant’s Common Equity and Related Stockholder Matters – Stock Price”). As such, a trading market of buyers and sellers does not determine our stock price. The stock price formula may not necessarily include variables that reflect all financial and valuation criteria that may be relevant. Moreover, the results of the annual valuation, or other unanticipated events, may require us to modify the stock price formula in the future, in order to ensure that the stock price formula produces a price within an appropriate range of fair market value. All stock repurchases occur at the stock price determined by the Board of Directors. The Board of Directors believes that the stock price is within an appropriate range of fair market value. However, there can be no assurance that the stock price represents the value that would be obtained if our stock were publicly traded.
Future Returns on Common Stock
     There can be no assurance that the future returns on our common stock will be comparable to those achieved historically, nor can there be any assurance that the stock price will not decline. In addition, the Board of Directors has substantial discretion to modify the stock price formula. The mechanical application of the current stock price formula tends to reduce the impact of quarterly fluctuations in our operating results on the stock price (because the formula takes into account our earnings for the eight preceding quarters). However, the stock price could be subject to greater volatility in the future in the event of a significant change in the stock price formula.
Possible Retirement Plan Legislation
     As of December 31, 2005, approximately 55% of our outstanding common stock is held by our retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of our common stock held by the retirement plan, the amount of our common stock that we can contribute to the plan, and the tax deductibility of contributions of our common stock contributed to the plan. Such legislation also may require us to repurchase certain shares currently held by the retirement plan; regardless of our self-imposed repurchase limitations. Enactment of such legislation may have a significant adverse effect on our liquidity and on our ability to continue to use our retirement plan as a principal component of our employee benefits package.
Leverage; Restrictive Debt Covenants
     As of December 31, 2005, we had debt totaling $8.4 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.
     In addition, we are subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of our assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of December 31, 2005, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     The Company’s corporate office, comprised of approximately 18,000 square feet of office space leased through February 2010, is located in Lake Forest, California. All of the Company’s other offices are also leased, and aggregate approximately 493,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, Lancaster, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; Omaha, Nebraska; and Arlington, Centreville and Hampton, Virginia. Leases on these and other Company facilities expire at various times through 2016. The aggregate annual rent expensed by the Company for all of its offices and facilities, during the fiscal year ended December 31, 2005, was approximately $8,408,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.
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
     The Company’s repurchase program is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares from time to time does not materially impair the Company’s liquidity or financial condition. The Board of Directors may, from time to time, approve waivers to the self-imposed quarterly repurchase limitation.
     Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, to retain all stockholdings among active employees and directors. However, as of December 31, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.4%.
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
     For purposes of the formula, projected contract gross profits are determined by the Company’s Chief Executive Officer based on information provided monthly by the Company’s management concerning existing contracts in progress and proposals for new or follow-on contracts. This information includes expected contract value, period of performance, funding profile, expected fee/profit, probable award date, and “probability of win” assessments. This information is reviewed and revised by the Company’s senior management before submission to the Chief Executive Officer.
     The stock price formula does not include liquidity as a factor in determining the stock price. However, an extended period of limited liquidity might require the Board of Directors to change the stock price formula to factor in the lack of liquidity. The stock price is reviewed annually by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (HLHZ) to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2005, determined that, at that time, the formula was producing a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. HLHZ is a nationally recognized investment banking firm that provides business and securities valuations for a variety of regulatory and planning purposes, renders fairness opinions, and provides financial advisory services in connection with mergers and acquisitions, leveraged buyouts, recapitalizations, financial restructurings and private placements of debt and equity securities. As part of its methodology to value the Company, HLHZ assesses market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and performs a discounted cash flow analysis.
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
Price Range of Common Stock
     Shares that are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder’s association with the Company, are repurchased at a price that is equal to the stock price then in effect. The following table sets forth information regarding the stock price of the common stock for the periods beginning on the dates indicated:

	Stock Price per Share of Common Stock
	2005	2004
January 21	$36.90	$28.02
April 21	40.87	30.32
July 21	40.96	31.16
October 21	42.12	34.58
     The current stock price, determined as of January 21, 2006, is $42.53 per share.
Dividend Policy
     The Company’s present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its stock and does not anticipate that it will do so in the foreseeable future. The Company’s bank loan agreement prohibits the payment of dividends by the Company without the bank’s prior consent.
Record Holders
     As of February 26, 2006 there were 1,396 holders of record of the Company’s common stock.
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

Issuer Purchases of Equity Securities
     As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase dates are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Lack of Public Market; Internal Repurchase Program.” The following table presents repurchases under this stock repurchase program during the fourth quarter of 2005.

				Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number of	Average	Purchased as Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Purchased	per Share	Programs	Programs
October (October 3, 2005 — October 30, 2005)	79,457	$40.98	60,077	—
November (October 31, 2005 — November 27, 2005)	16,932	$42.12	—	—
December (November 28, 2005 — January 1, 2006)	83,560	$42.12	23,784	$2,626,000
Total	179,949	$41.61	83,861	$2,626,000
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for October in the above table represent the final stock repurchases from the August 21, 2005 stock repurchase date.
     During the fourth quarter of 2005, the Company announced a voluntary stock repurchase program with an expiration date of November 21, 2005. On November 21, 2005, all stock transactions including the voluntary repurchase scheduled for November 21 were suspended pending completion of an investigation into alleged timecard mischarging at one of the Company’s operating units, which resulted in a delay in filing the Company’s Form 10-Q for the quarter ended October 2, 2005. On December 7, 2005, the Company lifted the suspension on stock transactions, at which time the Company established a revised expiration date of December 7, 2005 for the voluntary stock repurchase program. Total funds committed to this repurchase program aggregated $3,628,000, of which $1,002,000 (23,784 shares) was expended in December, 2005. The balance ($2,626,000 for 62,347 shares) was expended in January 2006, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
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

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 31, 2005. These tables should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K.

	Operating Data for the Years Ended December 31(1)
	(amounts in thousands except EPS and share data)
	2005	2004	2003	2002	2001
Sales	$277,102	$251,566	$203,191	$162,227	$137,586
Costs and expenses	$248,704	$226,354	$185,056	$147,437	$123,810
Net income	$17,103	$15,987	$11,189	$8,903	$8,402
Basic earnings per share	$3.26	$3.07	$2.22	$1.76	$1.54
Diluted earnings per share	$2.98	$2.82	$2.05	$1.60	$1.42
Weighted average common shares outstanding	5,242,151	5,173,065	5,013,328	4,863,209	4,997,912

	Balance Sheet Data as of December 31(1)
	(amounts in thousands)
	2005	2004	2003	2002	2001
Total assets	$112,546	$96,011	$76,958	$59,364	$57,152
Working capital	$59,674	$46,311	$34,806	$24,676	$25,331
Long term liabilities, including redeemable preferred stock (2)	$6,573	$8,367	$6,003	$8,761	$12,230
Stockholders’ equity	$68,042	$50,727	$39,267	$25,002	$23,678

(1)	The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on January 1, 2006; January 2, 2005; December 28, 2003; December 29, 2002; and December 30, 2001. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

(2)	Includes $4,053,000 of redeemable preferred stock as of December 31, 2001. As of December 31, 2002 the Company had repurchased all outstanding shares of redeemable preferred stock.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with “Item 6 – Selected Financial Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the recent loss in February 2004 of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
Overview
     The Company performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. DoD and various intelligence agencies. In 2005, the Company derived approximately 97% of its revenues from contracts with the DoD and various intelligence agencies. BMD programs contributed approximately 44% of total revenues. Other DoD programs, which contributed approximately 53% of total revenues, comprise a broad range of programs, including national and military intelligence, technical services, tactical hardware and software systems, and strategic and tactical space systems. The Company derived the remaining 3% of total revenues from various non-DoD government departments and agencies, such as the Department of Homeland Security and NASA, and from commercial programs.
     Profitability on government contracts is dependent upon many factors. One significant factor is the type of contract under which the work is performed. In 2005, the Company generated approximately 53%, 22% and 23% of its total revenues from cost reimbursement, time and materials, and firm fixed price contracts, respectively. Under cost reimbursement contracts, the Company’s revenues comprise allowable contract costs plus applicable fee, which, under the terms of the contract, may be fixed or determined based on the customer’s evaluation of the Company’s performance. Accordingly, under a cost reimbursement contract, the Company generally takes on less risk, and therefore generally earns a lower fee rate. Under time and materials contracts, the customer agrees to pay a specific negotiated rate for each hour worked on the contract and to reimburse materials at cost, and under firm fixed price contracts, the Company agrees to perform the work for a fixed price. Thus, the Company’s profitability on time and materials and firm fixed price contracts depends to a large extent on its ability to effectively manage the costs of contract performance. Because the Company takes on a greater degree of risk under such contracts, including the risk of realizing a loss, profit rates on such contracts are generally higher than on cost reimbursement contracts.
     Contract costs comprise both direct costs of performing work on the contract and allocable indirect costs. Direct costs include labor costs for employees working directly on the contract, the cost of subcontractors performing work on the contract, and the cost of materials and travel incurred in the course of contract performance. Indirect costs include fringe benefits for the Company’s employees, labor costs for employees supervising contract performance and for administrative functions, facility and equipment costs, and other similar costs incurred in the ordinary course of business. Indirect costs, as well as direct costs on cost reimbursement contracts, are subject to audit and adjustment. The Company’s contract costs have been audited and settled through fiscal 2004; contract costs incurred in fiscal 2005 have been recorded at amounts which the Company expects to realize upon final settlement. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on January 1, 2006; January 2, 2005; December 28, 2003; December 29, 2002; and December 30, 2001. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.
Recent Events
     On October 21, 2005, the Company received communications from certain employees raising concerns about potential timecard mischarging at one of the Company’s operating units. Because the Company derives substantially all of its revenues from contracts with the federal government or with prime contractors to the federal government, mischarging time can have serious consequences. In response to these communications, the Company immediately commenced a review of the allegations. This review was overseen by the Audit Committee of the Board of Directors, who engaged independent legal counsel to assist it in its oversight. This review found certain instances of time recording at the operating unit that were inconsistent with Company policy. As a result, the Company has taken steps both to prevent further errors and to notify appropriate customers of such matters. The Company believes that the errors did not have a material effect on the Company or its financial condition, and that these violations of Company policy do not reflect a material weakness in internal control over financial reporting.
Results of Operations
     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	2005	2004	2003
Sales	$277,102	$251,566	$203,191
Sales by business area, as a percentage of total sales
BMD	44%	48%	49%
Other DoD	53%	49%	48%
Non-DoD	3%	3%	3%
Income from operations	$28,398	$25,212	$18,135
Operating margin	10.2%	10.0%	8.9%
Net income	$17,103	$15,987	$11,189
2005 compared to 2004
     As more fully described in Note 4 to the Consolidated Financial Statements, in April 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies. The contracts acquired in this asset purchase contributed $6.6 million in revenues since its acquisition in April 2005.
     Revenue increased 10%, from $251.6 million in 2004 to $277.1 million in 2005. The most significant contributor to the Company’s revenue growth in 2005 was in DoD programs other than BMD, where revenue increased 18%, from $124.1 million in 2004 to $146.3 million in 2005. A primary contributor to this increase was the U.S. Army’s Future Combat Systems (FCS) program, to which the Company provides modeling, simulation and logistics support. During 2005, revenues on this program increased $10.0 million over 2004 revenues. In addition, the Company increased revenue on programs for a variety of national and military intelligence agencies by $15.6 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. However, approximately $6.0 million of the increased revenue on intelligence programs resulted from the acquired McAfee Research contracts. During 2005, the Company also increased revenue by $4.7 million on a variety of space system support programs for the U.S. Air Force. Offsetting these revenue increases was a $6.9 million decrease in revenues from a variety of training, logistics and programmatic support programs for the U.S. Army, largely as a result of the U.S. Government terminating for convenience several task orders on a large training contract (see Note 2 to the Consolidated Financial Statements). In addition, the Company experienced decreased revenues in a number of homeland security and range support programs.
     Revenue on BMD programs increased 2%, from $119.5 million in 2004 to $121.5 million in 2005. In addition to continuing its SETA support for BMD systems engineering and command and control, the Company generated further growth in other BMD program elements, such as Transition to Readiness and Test and Evaluation Support. Offsetting this growth, however, was a $4.9 million decline in the Company’s level of support to a variety of U.S. Army BMD programs.
     Revenue on non-DoD programs increased 18%, from $7.9 million in 2004 to $9.3 million in 2005. Approximately $0.6 million of this increase is attributable to revenues from the acquired McAfee Research contracts, and $0.6 million is attributable to increased revenues on a commercial automobile parts contract.
     Income from operations as a percentage of revenue increased slightly from 10.0% in 2004 to 10.2% in 2005. Increases in income from operations continued to be primarily attributable to changes in the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. Revenue on cost reimbursable contracts declined from 58% of total sales in 2004 to 53% in 2005. In 2005, the combination of firm fixed price contracts and time and materials contracts comprised 45% of total revenue, an increase from 41% in 2004. Because the Company bears greater risk on firm fixed price and time and materials contracts, the gross profit rate on these contract types is generally higher.
     Net interest income increased 315% from $127,000 in 2004 to $527,000 in 2005. The increase in net interest income was due to higher investment balances and the overall increase in short-term interest rates during the year. The average cash balance available for investment increased 37% from $22.3 million in 2004 to $30.6 million in 2005, whereas the average level of interest-bearing debt changed only minimally. Short-term interest rates increased throughout 2005. For example, the average weekly yield-to-maturity of three-month Treasury bills was 1.39% in 2004, compared with 3.22% in 2005.
     The Company’s effective income tax rate was 41% and 37% in 2005 and 2004, respectively. The increase in the effective tax rate in 2005 is primarily attributable to a $0.7 million reduction in the income tax provision recorded during 2004. The reduction was the result of the reversal of previously accrued taxes, primarily related to favorable audit results of the Company’s prior year tax returns.
2004 compared to 2003
     Revenue increased 24%, from $203.2 million in 2003 to $251.6 million in 2004. The most significant contributor to the Company’s revenue growth in 2004 was in DoD programs other than BMD, where revenue increased 27%, from $98.0 million in 2003 to $124.1 million in 2004. The Company increased revenue on programs for a variety of intelligence agencies by $7.1 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. During 2004, the Company also increased revenue by $11.4 million on a variety of training, logistics and programmatic support programs for the U.S. Army, and by $4.0 million on a variety of space system support programs for the U.S. Air Force.

     Revenue on BMD programs increased 21%, from $98.5 million in 2003 to $119.5 million in 2004. In addition to continuing its work on BMD systems engineering and technical analysis, the Company generated growth in its BMD business base through penetration of other BMD program elements.
     Revenue on non-DoD programs increased 18%, from $6.7 million in 2003 to $7.9 million in 2004, primarily due to a $2.0 million increase in revenues on a commercial composite manufacturing program.
     Income from operations as a percentage of revenue increased from 8.9% in 2003 to 10.0% in 2004. The increase in income from operations is primarily attributable to the mix of contract types. Revenue on cost reimbursable contracts declined from 63% of total sales in 2003 to 58% in 2004. In 2004, the combination of firm fixed price contracts and time and materials contracts comprised 41% of total revenue, an increase from 35% in 2003. Because the Company bears greater risk on firm fixed price and time and materials contracts, the gross profit rate on these contract types is generally higher.
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
     The Company’s effective income tax rate was 37% and 39% in 2004 and 2003, respectively. The decrease in the effective tax rate in 2004 is primarily attributable to a reduction in the income tax provision of $0.7 million, resulting from the reversal of previously accrued taxes as the result of favorable audit results of the Company’s prior year tax returns. The decrease in the effective tax rate is also attributable to a lower effective state tax rate.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2004, 2003 and 2002, annualized Company-defined backlog comprised 82%, 81% and 86% of sales for fiscal 2005, 2004 and 2003, respectively.

The following table summarizes contract backlog and Company-defined backlog at the dates indicated:

	December 31,	December 31,
	2005	2004
	(amounts in thousands)
Annualized funded contract backlog	$78,100	$102,200
Annualized unfunded contract backlog	110,700	79,200

Total annualized contract backlog	188,800	181,400
Expected 12-month value of future funding on proposals with high probability of winning procurement	84,800	45,900

Total annualized Company-defined backlog	$273,600	$227,300

Total multi-year contract backlog	$535,200	$569,700
Expected value of future funding on proposals with high probability of winning procurement	302,700	139,800

Total multi-year Company-defined backlog	$837,900	$709,500

Annualized Company-defined backlog (by business area):
BMD	$128,000	$98,100
Other DoD	137,800	122,100
Non-DoD	7,800	7,100

Total annualized Company-defined backlog	$273,600	$227,300

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
     The annualized Company-defined backlog increased from $227.3 million in 2004 to $273.6 million in 2005, an increase of 20%. BMD annualized Company-defined backlog increased $29.9 million, or 30%, from 2004 to 2005, primarily as the result of the contract wins and sole-source contract extensions discussed in the next paragraph. Other DoD annualized Company-defined backlog increased $15.7 million, or 13%, from 2004 to 2005. A portion of the increase in other DoD annualized Company-defined backlog is attributable to contract or task order awards on a variety of training, logistics, engineering and planning programs for the U.S. Army. Additionally, the Company experienced an increase in other DoD annualized Company-defined backlog on a variety of intelligence programs as a result of the government’s increased focus on intelligence stemming from the terrorist attacks of September 11, 2001. Non-DoD annualized Company-defined backlog increased $0.7 million, or 10%, from 2004 to 2005.

     The following highlights representative contract wins during 2005 that contributed to the increase in annualized and multi-year Company-defined backlog. For ID/IQ and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
❑	Subcontract to support the Missile Defense Agency’s (MDA’s) Joint National Integration Center (JNIC) Research and Development program, estimated value of $100 million over ten years.

❑	Prime contract with the MDA for the Command and Control, Battle Management, and Communications Scientific Engineering and Technical Assistance (SETA) contract, estimated value of $69 million over five years.

❑	Two sole-source contract extensions of the MDA Systems Engineering SETA contract, the first with an estimated value of $13 million over six months, and the second with an estimated value of $28 million over a 14 month period.

❑	Sole source contract to support the MDA Missile Defense Test and Evaluation Support program, estimated value of $22 million over two years.

❑	Sole source contract for technical program support from the Joint Single Integrated Air Picture System Engineering Organization, estimated value of $19 million over a 57 month period.

❑	Prime contract with the Office of Naval Intelligence for their Command, Control, Communications and Computers Intelligence Surveillance Reconnaissance and Information Operations program, estimated value of $18 million over five years.

❑	Subcontract to support the Department of the Army Unmanned Aerial Vehicle (UAV) Class II program, estimated value of $14 million over seven years.

❑	Contract option for the MDA Force Structure Integration and Deployment program, estimated value of $12 million over one year.

❑	Subcontract to support the Life Cycle Cost Reduction/Value Engineering task-order as part of the Army Aviation and Missile Defense Command EXPRESS program, estimated value of $10 million over the life of the task.
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
     U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future years. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New Presidential Administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s cash flow, working capital and liquidity.
     The Company’s bank line of credit provides for borrowings of up to $6.0 million, and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. As a result of the matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events,” the Company was delayed in filing its Quarterly Report on Form 10-Q for the quarter ended October 2, 2005. As a result of this delay, as of December 1, 2005, the Company was in technical violation of the covenant to provide financial statements to the bank within 60 days of quarter end. This technical violation was cured when the Company filed its third quarter Form 10-Q on January 20, 2006. Because the Company did not borrow on the line of credit during 2005 and there were no amounts outstanding under the line of credit at December 31, 2005, this technical violation has no effect on the Company’s financial condition or results of operations.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, as of December 31, 2005, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.4%.
     In addition to repurchasing the stockholdings of terminated employees, the Company has established and maintains a program that periodically permits the Company’s stockholders to offer shares for sale to the Company. The Company’s repurchase program, which is generally conducted on a quarterly basis, is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. There can be no assurance that the Company will continue its voluntary repurchase program. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares does not materially impair the Company’s liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation.
     The following table sets forth, for the periods indicated, selected financial information related to liquidity:

	Balance at December 31
	2005	2004	2003
Cash and cash equivalents	$29,254,000	$29,455,000	$26,711,000
Stockholders’ equity	$68,042.000	$50,727,000	$39,267,000
Subordinated notes payable	$8,425,000	$10,407,000	$8,110,000
Borrowings under line of credit	$—	$—	$—
Current ratio	2.6	2.3	2.2
Cash Flow Information
     At 2005 year end, the Company’s cash balances were $0.2 million less than at 2004 year end, and the Company’s cash balances at 2004 year end were $2.7 million higher that at 2003 year end.
     Operating activities generated $21.4 million, $21.4 million, and $21.0 million in cash during 2005, 2004 and 2003, respectively. The Company generated net income of $17.1 million, $16.0 million and $11.2 million during 2005, 2004 and 2003, respectively. Non-cash expenses in 2005 totaled $12.7 million, of which $8.7 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. During 2004 and 2003, non-cash expenses totaled $10.4 million and $8.0 million, respectively, of which $7.8 million and $5.6 million were related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue this practice for the foreseeable future. In addition, the Company generated cash flow (in the form of a reduction in its tax liabilities) of $6.0 million, $4.0 million, and $2.4 million in 2005, 2004 and 2003, respectively, as a result of the income tax benefit relating to its stock compensation plans.

     The Company’s growth is the primary factor affecting the impact of working capital on cash flow. Generally, as the Company’s revenues increase, so does its investment in accounts receivable. However, significant changes in the Company’s ability to rapidly bill and collect its account receivable can affect the magnitude of the cash flow required to invest in accounts receivable. Other factors affecting the impact of working capital on cash flow include the timing of payments for current liabilities and certain prepaid costs and expenses.
     During 2005, the Company used $14.8 million in cash for working capital, of which $14.1 million was used to fund an increase in accounts receivable (net of changes in billings in excess of revenues). Accounts receivable, net of billings in excess of revenues, increased 25% in 2005 due in part to a 10% sales increase. Additionally, accounts receivable balances increased significantly in December 2005 due primarily to documentation delays at a government payment office, resulting in a delay in the Company’s ability to collect certain invoices. These delays were resolved subsequent to year end. Other changes in working capital were primarily due to the timing of payments for current liabilities and certain prepaid costs and expenses.
     During 2004, the Company used $10.7 million in cash for working capital, of which $10.6 million was used to fund an increase in accounts receivable (net of changes in billings in excess of revenues). Accounts receivable, net of billings in excess of revenues, increased 28% in 2004, primarily as the result of a sales increase of 24%. Additionally, during 2004 the Company’s investment in accounts receivables increased due to receivables related to a contract termination (as described in Note 2 to the Consolidated Financial Statements) that were uncollected as of 2004 year end. During 2003, the Company generated $0.2 million in cash from working capital, of which $5.7 million was used to fund an increase in accounts receivable (net of changes in billings in excess of revenues). Accounts receivable, net of billings in excess of revenues, increased 18%, primarily as the result of a sales increase of 25% which was offset by improvement in the Company’s ability to rapidly bill and collect accounts receivables during 2003. Other changes in working capital were primarily due to the timing of payments for current liabilities and certain prepaid costs and expenses.
     Capital expenditures totaled $3.6 million, $4.6 million and $3.6 million in 2005, 2004 and 2003, respectively. As a percentage of sales, capital expenditures totaled 1.3%, 1.8% and 1.8% in 2005, 2004 and 2003, respectively. The increases in capital expenditures in 2003 and 2004 were primarily for expansion of certain of the Company’s facilities. The Company currently expects its capital expenditure level to increase slightly in 2006 to approximately $5 million. As described in Note 4 to the consolidated financial statements, the Company expended $1.5 million in 2005 to fund the acquisition of the assets of McAfee Research, a division of McAfee, Inc.
     Proceeds from the issuance of common stock, primarily resulting from the exercise of employee stock options, totaled $14.3 million, $11.6 million and $6.6 million in 2005, 2004 and 2003, respectively.
     In connection with the stock repurchase program discussed above, the Company repurchased a total of approximately 736,000, 924,000, and 497,000 common shares in 2005, 2004, and 2003, respectively, totaling $28.9 million, $27.9 million, and $11.6 million in those years, respectively. Of these totals, $1.1 million, $4.9 million, and $0.2 million were repurchased in exchange for promissory notes during 2005, 2004 and 2003, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $3.1 million, $2.6 million, and $2.4 million in 2005, 2004 and 2003, respectively. The remaining shares were repurchased for cash.
     As of December 31, 2005, approximately 55% of the Company’s outstanding common stock is held by the Company’s retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock contributed to the plan. Enactment of such legislation may have a significant adverse effect on the Company’s liquidity.
     The Company had cash balances of $29.3 million as of December 31, 2005. Of this total, approximately $6.1 million was held to fund the Company’s 2005 profit sharing and 401(k) matching contributions to the Company’s retirement plan. This funding occurred in January 2006.

     During 2005, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of December 31, 2005, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 31, 2005, contractual obligations are payable as follows:

Contractual Obligations	Payments Due by Period
	(amounts in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	4-5 years	years
Subordinated Promissory Notes	$8,425	$2,432	$4,867	$1,126	$–
Operating Leases	46,930	8,072	23,727	6,219	8,912

Total Contractual Obligations	$55,355	$10,504	$28,594	$7,345	$8,912

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
Effects of Federal Funding for Defense Programs
     The Company continues to derive substantially all of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. Government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders prior to the effective date of the termination. As of December 31, 2005, the Company had received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations. The Company does not anticipate any additional termination of programs or contracts in 2006. However, no assurances can be given that such events will not occur.
     In addition to the right of the U.S. Government to terminate contracts for convenience, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New Presidential Administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s revenue recognition, cash flow and liquidity.

Critical Accounting Policies and Estimates
     The preceding discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the valuation of long-lived assets, income taxes, and the estimated fair value of the Company’s common stock. The Company bases its estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Management believes the following critical accounting policies and estimates affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
     Revenue recognition – The Company derives substantially all of its revenues from contracts with U.S. Government agencies or from companies who perform work for U.S. Government agencies. Such contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as overhead, research and development, and general and administrative expenses.
     Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Estimates of fees earned are based on negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of direct labor hours incurred at fixed hourly billing rates, plus the cost of materials or other specified costs. Each of these methods approximate percentage of completion revenue recognition based on contract costs incurred to date compared with total estimated costs at completion. Revenue on firm fixed price contracts is recognized using the percentage of completion method, whereby a portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based upon engineering estimates), is recognized as revenue each period.
     Certain contracts include provisions for award or other incentive fees. Such award and incentive fees are recognized when management determines that it is probable that the award or incentive fee, or portion thereof, has been earned. Management’s assessments, which are performed on a contract-by-contract basis, are based on such factors as contract terms, nature of the work to be performed, prior relationship and history with the customer, experience with similar types of projects, and current and anticipated performance on the specific contract.
     On occasion, the Company or its customers may seek to modify a contract to accommodate a change in the scope of the work, such as changes in specifications, method or manner of performance, equipment, materials, or period of performance, or to account for customer-caused delays, errors in specifications or design, contract terminations, or other causes of unanticipated additional costs. Such change orders or claims are evaluated according to their characteristics and the circumstances under which they occur, taking into consideration such factors as the probability of recovery, the Company’s experience in negotiating change orders and claims, and the adequacy of documentation substantiating the costs of such change order or claim. Costs attributable to unpriced change orders and claims are accounted for as costs of contract performance in the period in which the costs are incurred, and revenue is recognized to the extent of costs incurred. Revenue in excess of costs attributable to unpriced change orders is recorded when realization is assured beyond a reasonable doubt, based on the Company’s experience with the customer or when a bona fide pricing offer has been provided by the customer. Receivables related to unpriced change orders and claims are not material.
     The Company follows these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. Management reviews contract performance, costs incurred, and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes evident.
     Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2004. Costs incurred by the Company in fiscal year 2005 have not yet been audited and settled with the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     Income taxes — The objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Significant judgment is required in assessing these future tax consequences. In addition, the Company’s tax returns are subject to examination by the Internal Revenue Service and state taxing authorities. The Company has recorded a liability for the estimated impact of adverse findings arising from these examinations. In the event the outcome of future tax consequences or adverse findings is significantly different, there could be a material impact on our financial position and/or results of operations.
     Estimated fair value of common stock – The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price is reviewed annually by Houlihan Lokey Howard & Zukin Financial Advisors (HLHZ) to determine if the formula produces a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2005, determined that, at that time, the formula was producing a stock price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the formula stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the formula stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the formula stock price has not been required.
Recent Accounting Pronouncements
     In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123(R) at the beginning of the first fiscal quarter in 2006. The Company is required to apply SFAS 123(R) prospectively to new share-based payment transactions and to share-based payment transactions that are modified, repurchased, or cancelled after the required effective date. The Company has not determined the impact that adopting this statement will have on the Company’s financial position and/or results of operations
     In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) to provide guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. Key topics covered by SAB 107 include valuation methods including assumptions such as expected volatility and expected term, accounting for the income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will apply the relevant interpretations of SAB 107 in conjunction with its adoption of SFAS 123(R). The Company has not determined the impact of this guidance on the Company’s financial position and/or results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement applies to all voluntary changes in accounting principles and requires retrospective application of changes in accounting principles to prior periods’ financial statements, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its financial position, cash flows or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. The Company’s current market risk exposure is primarily interest rate risk. The Company currently does not transact business in foreign currencies, does not purchase or sell commodities, and does not invest in equity instruments. Therefore, management believes that the Company does not have significant foreign currency exchange rate risk, commodity price risk, or equity price risk.
     The Company’s exposure to interest rate risk relates primarily to the valuation of its investment portfolio, accounts receivable, and debt obligations, and to the computation of “facilities capital cost of money” (FCCM). FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance.
     The Company has established investment policies designed to protect the safety, liquidity and yield of its invested capital resources. These policies establish guidelines on acceptable instruments in which to invest, require diversification in the investment portfolio, and provide for maximum maturity dates. In addition, the Company does not invest in derivative financial instruments. As a result of these policies, the Company generally invests in financial instruments that mature in six months or less. Management believes that the short maturity periods limit the risk of principal loss due to a significant change in interest rates.
     The Company has historically collected most of its accounts receivable within 90 days. At December 31, 2005, long-term accounts receivable (contract retentions) comprised approximately $2.4 million, or 3.6% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.
     The Company did not borrow on its bank line of credit during 2005, and does not anticipate the need to borrow on this line in the foreseeable future. The Company’s only long-term debt obligations as of December 31, 2005 are subordinated promissory notes issued in connection with the repurchase of common stock from certain former employees. The principal balance of these subordinated promissory notes was $8.4 million at December 31, 2005. Because these notes bear interest at variable interest rates that generally fluctuate in step with market interest rates, the fair value of the notes is not materially different.

     FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM rates. Accordingly, in periods of declining interest rates, the Company’s FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues. However, in fiscal 2005, FCCM comprised approximately 0.1% of revenues and approximately 1% of operating income. Therefore, changes in FCCM rates resulting from changes in the level of prevailing interest rates would not normally be expected to have a material effect on the Company’s results of operations.
     The Company does not believe that there is significant interest rate risk related to its investments, promissory notes and cost of money. Based on the principal balances as of December 31, 2005, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased annual interest expense to the Company of approximately $250,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company’s FCCM rates, thereby mitigating the impact of the increased interest expense.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a)(1) and (2).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s principal executive and principal financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
Changes in Internal Controls
     There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information Regarding Directors
     The information under the caption “Election of Directors” appearing in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held June 2, 2006 (the “Proxy Statement”) is incorporated herein by reference.
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
Equity Compensation Plan Information

	December 31, 2005
			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,490,869	$30.80	4,175,331
Equity compensation plans not approved by security holders (1)	—	—	355,445

Total	2,490,869	$30.80	4,530,776

(1)	The Company has a restricted stock compensation plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a “rabbi” trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of December 31, 2005, the Company had issued an aggregate of 144,555 shares under the plan, of which 28,441 shares were unvested.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information under the caption “Certain Relationships and Related Transactions” appearing in the Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information under the caption “Principal Accounting Fees and Services” appearing in the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Report on Form 10-K:
1. FINANCIAL STATEMENTS
2.	FINANCIAL STATEMENT SCHEDULES
All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.
(b)	The exhibits listed in the accompanying Index to Exhibits at pages 52-53 are filed as part of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SPARTA, Inc.:
We have audited the accompanying consolidated balance sheet of SPARTA, Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of SPARTA, Inc. as of December 31, 2004 and for the two years in the period ended December 31, 2004, were audited by other auditors whose report dated March 30, 2005 expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPARTA, Inc. at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Irvine, California
March 29, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SPARTA, Inc.:
In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004, present fairly, in all material respects, the financial position of SPARTA, Inc. and its subsidiary at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 30, 2005

CONSOLIDATED BALANCE SHEET
     at December 31

	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$29,254,000	$29,455,000
Receivables, net	64,891,000	51,904,000
Prepaid expenses	1,348,000	926,000
Prepaid income taxes	2,112,000	943,000

Total current assets	97,605,000	83,228,000

Equipment and improvements, net	10,725,000	10,460,000
Intangible assets, net	858,000	26,000
Other assets	3,358,000	2,297,000

TOTAL ASSETS	$112,546,000	$96,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$20,660,000	$17,345,000
Accounts payable and other accrued expenses	9,519,000	10,849,000
Billings in excess of revenues	2,620,000	3,731,000
Current portion of subordinated notes payable	2,432,000	2,992,000
Deferred income taxes	2,700,000	2,000,000

Total current liabilities	37,931,000	36,917,000

Subordinated notes payable	5,993,000	7,415,000
Deferred income taxes	580,000	952,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value; 25,000,000 shares authorized; 8,396,762 and 7,465,241 shares issued; 5,316,493 and 5,120,836 shares outstanding	84,000	75,000
Additional paid-in capital	102,685,000	73,609,000
Retained earnings	51,813,000	34,710,000
Treasury stock, at cost	(86,540,000)	(57,667,000)

TOTAL STOCKHOLDERS’ EQUITY	68,042,000	50,727,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,546,000	$96,011,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
     for the three years in the period ended December 31

	2005	2004	2003
Sales	$277,102,000	$251,566,000	$203,191,000

Costs and expenses:
Labor costs and related benefits	145,739,000	124,045,000	101,988,000
Subcontractor costs	74,834,000	80,333,000	64,928,000
Facility costs	16,455,000	13,238,000	10,662,000
Travel and general administrative costs	11,676,000	8,738,000	7,478,000

Total costs and expenses	248,704,000	226,354,000	185,056,000

Income from operations	28,398,000	25,212,000	18,135,000

Interest income	(945,000)	(329,000)	(214,000)
Interest expense	418,000	202,000	154,000

Income before provision for income taxes	28,925,000	25,339,000	18,195,000

Provision for income taxes	11,822,000	9,352,000	7,006,000

Net income	$17,103,000	$15,987,000	$11,189,000

Basic earnings per share	$3.26	$3.07	$2.22

Diluted earnings per share	$2.98	$2.82	$2.05

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
     for the three years in the period ended December 31

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares Issued	Amount	Capital	Earnings	Stock	Total
Balance at January 1, 2003	5,719,162	$57,000	$35,559,000	$7,534,000	$(18,148,000)	$25,002,000

Issuance of common stock	779,754	8,000	12,229,000	—	—	12,237,000

Acquisition of treasury stock	—	—	—	—	(11,607,000)	(11,607,000)

Tax benefit relating to stock plan	—	—	2,446,000	—	—	2,446,000

Net income	—	—	—	11,189,000	—	11,189,000

Balance at December 31, 2003	6,498,916	65,000	50,234,000	18,723,000	(29,755,000)	39,267,000

Issuance of common stock	966,325	10,000	19,353,000	—	—	19,363,000

Acquisition of treasury stock	—	—	—	—	(27,912,000)	(27,912,000)

Tax benefit relating to stock plan	—	—	4,022,000	—	—	4,022,000

Net income	—	—	—	15,987,000	—	15,987,000

Balance at December 31, 2004	7,465,241	75,000	73,609,000	34,710,000	(57,667,000)	50,727,000

Issuance of common stock	931,521	9,000	23,039,000	—	—	23,048,000

Acquisition of treasury stock	—	—	—	—	(28,873,000)	(28,873,000)

Tax benefit relating to stock plan	—	—	6,037,000	—	—	6,037,000

Net income	—	—	—	17,103,000	—	17,103,000

Balance at December 31, 2005	8,396,762	$84,000	$102,685,000	$51,813,000	$(86,540,000)	$68,042,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOW
for the three years in the period ended December 31

	2005	2004	2003
Cash flows from operating activities:
Net income	$17,103,000	$15,987,000	$11,189,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,588,000	2,514,000	2,370,000
Loss on disposal of equipment	405,000	37,000	15,000
Stock-based compensation and benefits	8,727,000	7,802,000	5,605,000
Tax benefit relating to stock plan	6,037,000	4,022,000	2,446,000
Deferred income taxes	328,000	1,799,000	(840,000)
Change in assets and liabilities:
Receivables, net	(12,987,000)	(12,684,000)	(6,323,000)
Prepaid expenses	(422,000)	(371,000)	59,000
Prepaid income taxes	(1,169,000)	(3,303,000)	—
Other assets	(1,061,000)	(226,000)	(64,000)
Accrued compensation	3,315,000	(65,000)	4,605,000
Accounts payable and other accrued expenses	(1,330,000)	3,864,000	386,000
Billings in excess of revenues	(1,111,000)	2,066,000	651,000
Income taxes payable	—	—	906,000

Net cash provided by operating activities	21,423,000	21,442,000	21,005,000

Cash flows from investing activities:
Purchases of equipment and improvements	(3,590,000)	(4,644,000)	(3,558,000)
Acquisition of assets	(1,500,000)	—	(140,000)

Net cash used in investing activities	(5,090,000)	(4,644,000)	(3,698,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,321,000	11,561,000	6,632,000
Purchases of treasury stock	(27,744,000)	(23,035,000)	(11,424,000)
Principal payments on subordinated notes payable	(3,111,000)	(2,580,000)	(2,426,000)

Net cash used in financing activities	(16,534,000)	(14,054,000)	(7,218,000)

Net increase (decrease) in cash and cash equivalents	(201,000)	2,744,000	10,089,000
Cash and cash equivalents at beginning of year	29,455,000	26,711,000	16,622,000

Cash and cash equivalents at end of year	$29,254,000	$29,455,000	$26,711,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$407,000	$185,000	$164,000
Income taxes	$6,727,000	$6,708,000	$4,546,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$1,129,000	$4,877,000	$183,000
Receipt of notes receivable in exchange for exercise of stock options	$1,204,000	$1,301,000	$2,146,000
The accompanying notes are an integral part
of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies:
a)	Description of business — SPARTA, Inc. (“the Company”), is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

b)	Principles of consolidation — The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

c)	Use of estimates and reclassifications in preparation of financial statements — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the estimated fair value of the Company’s common stock, and the valuation of long-lived assets. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition — The Company derives substantially all of its revenues from contracts with U.S. Government agencies or from companies who perform work for U.S. Government agencies. Such contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as overhead, research and development, and general and administrative expenses.

Revenue on cost-type contracts is recognized to the extent of reimbursable costs incurred, plus a proportionate amount of the estimated fee earned. Estimates of fees earned are based on negotiated fee amounts or management’s assessment of the fee amounts that are likely to be earned. Revenue on time and material and fixed price (level of effort) contracts is recognized to the extent of direct labor hours incurred at fixed hourly billing rates, plus the cost of materials or other specified costs. Each of these methods approximate percentage of completion revenue recognition based on contract costs incurred to date compared with total estimated costs at completion.. Revenue on firm fixed price contracts is recognized using the percentage of completion method, whereby a portion of the contract revenue, based on contract costs incurred to date compared with total estimated costs at completion (based upon engineering estimates), is recognized as revenue each period.

Certain contracts include provisions for award or other incentive fees. Such award and incentive fees are recognized when management determines that it is probable that the award or incentive fee, or portion thereof, has been earned. Management’s assessments, which are performed on a contract-by-contract basis, are based on such factors as contract terms, nature of the work to be performed, prior relationship and history with the customer, experience with similar types of projects, and current and anticipated performance on the specific contract.

On occasion, the Company or its customers may seek to modify a contract to accommodate a change in the scope of the work, such as changes in specifications, method or manner of performance, equipment, materials, or period of performance, or to account for customer-caused delays, errors in specifications or design, contract terminations, or other causes of unanticipated additional costs. Such change orders or claims are evaluated according to their characteristics and the circumstances under which they occur, taking into consideration such factors as the probability of recovery, the Company’s experience in negotiating change orders and claims, and the adequacy of documentation substantiating the costs of such change order or claim. Costs attributable to unpriced change orders and claims are accounted for as costs of contract performance in the period in which the costs are incurred, and revenue is recognized to the extent of costs incurred. Revenue in excess of costs attributable to unpriced change orders is recorded when realization is assured beyond a reasonable doubt, based on the Company’s experience with the customer or when a bona fide pricing offer has been provided by the customer. Receivables related to unpriced change orders and claims are not material.

The Company follows these revenue recognition methods because reasonably dependable estimates of the revenue, costs and profits applicable to various stages of a contract can generally be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its projects properly within the planned periods of time, or satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses on contracts may need to be recognized. Management reviews contract performance, costs incurred, and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses on contracts are reflected in income in the period in which the loss becomes known.

Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2004. Costs incurred by the Company in fiscal year 2005 have not yet been audited and settled with the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.

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

d)	Fiscal year — The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last three fiscal years ended on January 1, 2006, January 2, 2005, and December 28, 2003, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2005, 2004 and 2003. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

e)	Equipment and improvements — Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms, which range from 1 to 5 years.

f)	Income taxes — The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision represents the taxes payable for the period and the change during the period in deferred tax assets and liabilities.

g)	Cash and cash equivalents — For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is $15,436,000 and $17,000,000 of commercial paper as of December 31, 2005 and 2004, respectively.

h)	Treasury stock — Treasury stock is shown at cost, and consists of 3,080,265, 2,344,405, and 1,420,809, shares of common stock at December 31, 2005, 2004 and 2003, respectively. The Company has the right, but not the obligation, to repurchase the stockholdings of all individuals who terminate their association with the Company (as defined). Repurchases of outstanding common stock in exercise of this right and at quarterly repurchase periods are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price formula is evaluated annually by reference to discounted cash flow analysis, market multiple analyses, comparable transaction analysis and other financial valuation techniques. The stock prices and valuation dates were as follows:

	2005	2004	2003
January 21	$36.90	$28.02	$21.72
April 21	40.87	30.32	23.87
July 21	40.96	31.16	24.57
October 21	42.12	34.58	26.14
i)	Earnings per share (EPS) — Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the Company’s restricted stock compensation plan. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005	Net Income	Shares	EPS
Basic EPS	$17,103,000	5,242,151	$3.26

Dilutive effect:
Stock options		472,869
Restricted stock		27,548

Diluted EPS	$17,103,000	5,742,568	$2.98

2004	Net Income	Shares	EPS
Basic EPS	$15,987,000	5,206,838	$3.07

Dilutive effect:
Stock options		430,865
Restricted stock		27,840

Diluted EPS	$15,987,000	5,665,543	$2.82

2003	Net Income	Shares	EPS
Basic EPS	$11,189,000	5,049,098	$2.22

Dilutive effect:
Stock options		361,460
Restricted stock		39,487

Diluted EPS	$11,189,000	5,450,045	$2.05

The computation of basic earnings per share for 2004 and 2003 has been revised to correct the calculation.

j)	Disclosures about fair value of financial instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s subordinated notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

k)	Accounting for stock-based compensation — The Company accounts for employee stock-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Had compensation expense for these plans been determined in accordance with the fair value method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net income and net income per share would have been reduced to the pro forma amounts in the following table.

	2005	2004	2003
Net income

As reported	$17,103,000	$15,987,000	$11,189,000
Add after-tax stock-based compensation expense included in determining net income	1,595,000	1,598,000	1,488,000
Deduct after-tax stock-based compensation expense as if the fair value method had been used	(2,090,000)	(2,300,000)	(2,319,000)

Pro forma net income	$16,608,000	$15,285,000	$10,358,000

Basic EPS
As reported	$3.26	$3.07	$2.22
Pro forma	3.17	2.94	2.05

Diluted EPS
As reported	2.98	2.82	2.05
Pro forma	2.93	2.74	1.94
The computation of pro forma diluted earnings per share for 2004 and 2003 has been revised to correct the calculation.

l)	New accounting standards — In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share Based Payments. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that the compensation cost related to all share-based payment transactions (including employee stock options) be recognized in the financial statements. Share-based compensation costs must be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123(R) on the first day of fiscal 2006. The Company is required to apply SFAS 123(R) prospectively to new share-based payment transactions and to share-based payment transactions that are modified, repurchased, or cancelled after the required effective date. The Company has not determined the impact that adopting this statement will have on the Company’s financial position and/or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2 — Receivables
Receivables are comprised as follows:

	2005	2004
Billed	$33,729,000	$25,544,000
Unbilled	32,035,000	27,118,000

	65,764,000	52,662,000
Less allowances for unallowable contract costs	(873,000)	(758,000)

	$64,891,000	$51,904,000

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company derived 99% of its revenues from such customers in each of the years ended December 31, 2005, 2004 and 2003, and accounts receivable from such customers comprised 97% of total accounts receivable as of December 31, 2005 and 2004. The Company anticipates collection of these receivables within one year and believes that the credit risk associated with these receivables is minimal.
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
Accounts receivable includes revenues incurred in advance of contract funding and estimated award fees totaling $3,974,000 and $3,457,000 at December 31, 2005 and 2004, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.
During 2004, the U.S. Government terminated for convenience several task orders on one of the Company’s contracts. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2 million for revenues earned on the terminated task orders prior to the effective date of the termination. During the year ended December 31, 2005, the Company received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations
Contract retentions total $2,357,000 and $1,510,000 at December 31, 2005 and 2004, respectively. Contract retentions are billable when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Based on the Company’s experience, the majority of the retention balance is expected to be collected beyond one year, and are therefore included in other assets.
Note 3 — Equipment and Improvements
Equipment and improvements are comprised as follows at December 31:

	2005	2004
Computer equipment including purchased software	$13,123,000	$12,539,000
Office furniture and equipment	6,476,000	7,499,000
Leasehold improvements	5,208,000	3,747,000

	24,807,000	23,785,000
Less accumulated depreciation and amortization	(14,082,000)	(13,325,000)

	$10,725,000	$10,460,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 — Asset Purchase
In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business. The purchase price was allocated to tangible and identifiable intangible assets (primarily contract backlog) acquired based on their estimated fair values at the date of acquisition. The fair value of contract backlog was estimated at $1.4 million based on the present value of the expected cash flow resulting from the acquired contracts, and will be amortized over the contract terms of approximately two years.
Note 5 — Accrued Compensation
Accrued compensation is comprised as follows at December 31:

	2005	2004
Accrued absence	$3,043,000	$2,426,000
Accrued payroll	4,720,000	3,945,000
Accrued bonus payable	6,298,000	5,502,000
Accrued profit sharing	6,599,000	5,472,000

	$20,660,000	$17,345,000

Note 6 — Notes Payable
At December 31, 2005 and 2004, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 2, 2007. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (7.25% and 5.25% at December 31, 2005 and 2004, respectively). There were no outstanding borrowings under the line of credit as of December 31, 2005 or 2004. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. As a result of a delay in filing the Company’s third quarter Form 10-Q, as of December 1, 2005, the Company was in technical violation of the covenant to provide financial statements to the bank within 60 days of quarter end. This technical violation was cured when the Company filed its Form 10-Q on January 20, 2006. Because there were no amounts outstanding under the line of credit at December 31, 2005, this technical violation had no effect on the Company’s financial condition or results of operations.
The Company has the right, but not the obligation, to repurchase shares of common stock held by terminated employees. At December 31, 2005 and 2004, the Company had outstanding unsecured notes payable arising from certain of such repurchases. Subordinated notes payable as of December 31, 2005 and 2004 includes $1.1 million and $1.6 million, respectively, that was payable to a director of the Company. The notes were issued with original terms ranging from three to seven years, and mature in varying amounts through 2011. Such notes are subordinated to borrowings under the bank line of credit. The subordinated notes payable accrue interest at the lesser of the prime rate, the Federal Reserve discount rate (5.25% and 3.25% at December 31, 2005 and 2004, respectively) or 10%.

	2005	2004
Subordinated notes payable	$8,425,000	$10,407,000
Less: Current portion	(2,432,000)	(2,992,000)

	$5,993,000	$7,415,000

The maturities of subordinated notes payable during each fiscal year are as follows: 2007 – $2,340,000 , 2008 – $1,568,000, 2009 – $959,000, 2010 – $746,000, 2011 – $380,000.
Note 7 — Income Taxes
The provision (benefit) for taxes on income is as follows for the years ended December 31:

	2005	2004	2003
Current:
Federal	$4,191,000	$2,789,000	$4,298,000
State	1,264,000	742,000	1,102,000

	5,455,000	3,531,000	5,400,000

Deferred:
Federal	253,000	1,536,000	(720,000)
State	77,000	263,000	(120,000)

	330,000	1,799,000	(840,000)

Exercise of stock options not treated as a reduction of income tax expense	6,037,000	4,022,000	2,446,000

	$11,822,000	$9,352,000	$7,006,000

Deferred tax (liabilities) assets are comprised of the following at December 31:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004
Accelerated depreciation	$(792,000)	$(1,144,000)
Unbilled accounts receivable	(3,695,000)	(2,784,000)
Accrued expenses and reserves	333,000	277,000
Accrued compensation and benefits	734,000	709,000
Other	140,000	(10,000)

	$(3,280,000)	$(2,952,000)

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	2005	2004	2003
Provision for income taxes at statutory rate	$10,124,000	$8,615,000	$6,186,000
State income taxes, net of federal benefit	1,251,000	1,051,000	861,000
Unutilized tax contingency reserve	—	(744,000)	—
Other	447,000	430,000	(41,000)

	$11,822,000	$9,352,000	$7,006,000

During 2004, the Company had a $0.7 million reduction in its income tax provision, resulting from the reversal of previously accrued taxes, primarily related to favorable audit results of the Company’s prior year tax returns.
The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid-in capital.
Note 8 — Commitments and Contingencies
a) Lease commitments — The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases was $8,837,000, $7,084,000 and $5,912,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Future minimum lease commitments under non-cancelable operating leases at December 31, 2005 are as follows:

Fiscal	Lease
Year Ending	Commitment
2006	$8,072,000
2007	8,352,000
2008	8,164,000
2009	7,211,000
2010	4,305,000
Thereafter	10,826,000

$46,930,000

b) Other commitments and guarantees – The Company has an arrangement with a bank to allow non-officer employees to borrow up to $250,000. The bank borrowings are collateralized by certain of the employee’s holdings of Company stock, in an amount equal to 250% of the original principal balance. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default by the employee, the Company has agreed to purchase the loan, and receive the collateral, from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2005 and 2004, $168,000 and $0, respectively, in loans were outstanding under this arrangement. Because the fair value of the collateral exceeds the loan balance, the exposure to the Company under this guarantee is minimal. As a result, the Company has not recorded any liability for this agreement.
As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and should enable the Company to recover a portion of any future amounts paid. Most of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as they were in effect prior to December 31, 2002. The Company has never incurred costs to defend lawsuits or settle claims related to such indemnification agreements. In addition, the Company’s insurance policies enable the Company to recover some or all of future amounts paid pursuant to such indemnification agreements. Therefore, the Company believes that the estimated fair value of the liabilities under those agreements entered into subsequent to December 31, 2002 is immaterial. Accordingly, no liabilities were recorded for these indemnification agreements as of December 31, 2005 and 2004.
In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indemnified party for losses suffered or incurred by the indemnified party (generally business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of the liabilities under these agreements is immaterial. Accordingly, no liabilities were recorded for these agreements as of December 31, 2005 and 2004.
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
Note 9 — Stock Options and Benefit Plans
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
Activity during the years ended December 31, 2005, 2004 and 2003 under the plan was as follows:

		Weighted
		Average
		Exercise	Total
	Number of	Price per	Option
	Options	Option	Value
January 1, 2003	2,523,683	$16.16	$40,797,000
Granted	805,692	24.98	20,130,000
Forfeited or expired	(142,963)	17.58	(2,514,000)
Exercised	(534,321)	13.00	(6,944,000)

December 31, 2003	2,652,091	19.41	51,469,000
Granted	883,683	32.53	28,748,000
Forfeited or expired	(154,444)	20.54	(3,173,000)
Exercised	(725,599)	15.81	(11,471,000)

December 31, 2004	2,655,731	24.69	65,573,000
Granted	718,682	41.06	29,508,000
Forfeited or expired	(150,101)	27.60	(4,143,000)
Exercised	(733,443)	19.39	(14,220,000)

December 31, 2005	2,490,869	$30.80	$76,718,000

Options for 896,522, 962,548, and 806,720 shares were exercisable at December 31, 2005, 2004 and 2003, respectively.
The following information applies to options outstanding and exercisable at December 31, 2005:

Options outstanding at December 31, 2005
			Weighted-
Range		Weighted-	Average
Of Exercise	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life
$17.41 - $24.57	715,942	$22.03	1 Year
$26.14 - $31.16	657,418	$27.97	2 Years
$34.58 - $42.12	1,117,509	$38.54	3 Years

Options exercisable at December 31, 2005
Range		Weighted-
Of Exercise	Number	Average
Prices	Exercisable	Exercise Price
$17.41 - $24.57	578,521	$20.72
$26.14 - $31.16	221,989	$27.05
$34.58 - $42.12	96,012	$34.94
There have been no charges to income in connection with the issuance of options, since the exercise price equals the estimated fair value of the Company’s common stock on the date of grant. Upon exercise, proceeds from the sale of shares under the stock option plan are credited to common stock and additional paid-in capital.
In order to compute the pro forma disclosures of the impact on net income of accounting for stock options in accordance with SFAS 123 (see Note 1(k)), the fair value of each option is estimated at the time of grant as its minimum value. The minimum value is calculated by subtracting the present value of the option exercise price over the expected option term from the stock price at the date of grant. During 2005, present values were calculated using a weighted average risk free interest rate of 3.9% and a weighted-average expected life of 3 years. Present values were calculated using weighted average risk free interest rates of 3.5%, and 3.0% for 2004 and 2003 respectively, and a weighted-average expected life of 4 years for both years. The weighted-average fair value of options granted during 2005, 2004 and 2003 was $4.71, $4.21 and $2.67, respectively.
As of December 31, 2005, 2004 and 2003, 4,175,331, 4,894,013, and 5,777,696 shares, respectively, were reserved for future issuance under the stock option plan.
The Company also sponsors a restricted stock compensation plan providing for the issuance of up to 500,000 shares of common stock. The restricted stock plan is designed to provide long-term incentive to key employees by making deferred awards of common stock, which become fully vested over five years. Shares are forfeited if the participant leaves the Company prior to vesting. During 2005, 4,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares of restricted stock were granted with an estimated stock price of $36.90. During 2004, 5,709 shares of restricted stock were granted with the estimated stock price of $28.02 per share. During 2003, 11,048 shares of restricted stock were granted with the estimated stock price of $21.72 per share. As of December 31, 2005, an aggregate of 144,555 shares had been issued, of which 28,441 were unvested. The Company recognized compensation expense of $164,000, $163,000 and $155,000 in 2005, 2004 and 2003, respectively.
The Company pays a portion of its annual bonuses in the form of common stock. For the years ended December 31, 2005, 2004 and 2003, stock bonuses of $1,234,000, $1,624,000, and $1,915,000, respectively, were earned and charged to expense. Annual bonuses are generally paid in the first quarter of the subsequent year. For the years ended December 31, 2005, 2004, and 2003, 44,009, 68,328, and 50,447 shares, totaling $1,624,000, $1,915,000, and $1,096,000, respectively, were issued under the bonus plan.
The Company has a defined contribution profit sharing plan for certain eligible employees. The Company’s discretionary contributions to this plan for the years ended December 31, 2005, 2004 and 2003, recorded as compensation expense, totaled $11,708,000, $9,999,000, and $7,920,000, respectively. A portion of the contributions to the plan was in the form of common stock. For the years ended December 31, 2005, 2004 and 2003, 141,265, 155,504, and 161,056 shares, totaling $5,585,000, $4,687,000, and $3,789,000, respectively, were contributed to the plan.
The Company also offers certain eligible employees the option to contribute to a deferred compensation 401(k) plan. The Company makes a discretionary matching contribution of Company stock. For the years ended December 31, 2005, 2004 and 2003, 2,355, 4,620, and 6,442 shares, totaling $95,000, $143,000, and $155,000, respectively, were contributed to the plan and recorded as compensation expense.
In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $1,260,000, $883,000 and $410,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At December 31, 2005, 2004 and 2003, the outstanding principal balance of these notes were $582,000, $618,000, and $781,000, respectively, and are included as a deduction to additional paid-in capital.
Note 10 — Quarterly Financial Data (unaudited)

( amounts in thousands, except per share amounts) (1)	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Sales	$65,116	$70,472	$70,543	$70,971

Costs and expenses	57,814	63,288	63,128	63,947

Income tax	2,992	2,846	2,995	2,989

Net income	$4,310	$4,338	$4,420	$4,035

Basic earnings per share	$0.83	$0.83	$0.84	$0.76

Diluted earnings per share	$0.76	$0.75	$0.77	$0.70

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter
Sales	$54,805	$64,668	$66,379	$65,714

Costs and expenses	49,210	58,659	60,086	58,272

Income tax	2,293	1,829	2,393	2,837

Net income	$3,302	$4,180	$3,900	$4,605

Basic earnings per share	$0.63	$0.79	$0.75	$0.90

Diluted earnings per share	$0.58	$0.73	$0.69	$0.82

The computation of basic earnings per share for the first quarter 2004 and 2005, the second quarter 2004 and 2005 and the fourth quarter 2004 has been revised to correct the calculation.
(1) Earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTA, Inc.
By:	/s/ Robert C. Sepucha
Robert C. Sepucha, Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicates.

Signature	Title	Date

/s/ Wayne R. Winton Wayne R. Winton	Chairman of the Board and Director	March 31, 2006

/s/ Robert C. Sepucha Robert C. Sepucha	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ R. Steve McCarter R. Steve McCarter	Director	March 31, 2006

/s/ Carl T. Case Carl T. Case	Director	March 31, 2006

/s/ William E. Cook William E. Cook	Director	March 31, 2006

/s/ Rockell N. Hankin Rockell N. Hankin	Director	March 31, 2006

/s/ John L. Piotrowski John L. Piotrowski	Director	March 31, 2006

/s/ Gerald A. Zionic Gerald A. Zionic	Director	March 31, 2006

/s/ David E. Schreiman David E. Schreiman	Chief Financial Officer (Principal Accounting Officer)	March 31, 2006

INDEX TO EXHIBITS

Number	Description

3.1(4)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company, as currently in effect

3.3(1)	Form of Certificate for Common Stock

10.1(2)	Forms of Nonqualified Stock Option Agreement, Stock Bonus Agreement and Stock Purchase Agreement for use under 1987 SPARTA, Inc. Nonqualified Stock Option Plan

10.2(2)	SPARTA, Inc. Profit Sharing Plan — 1994 Restatement

10.3(1)	Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)	Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.18(3)	1997 Stock Plan

10.19(3)	Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.20(4)	Asset Transfer Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.21(4)	Advisory Services Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.22(4)	Security Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.23(4)	Software License Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.24(4)	Trademark Assignment Agreement dated May 5, 2000 between the Company and Signalscape, Inc.

10.25(5)	SPARTA, Inc. Stock Compensation Plan

10.26(5)	SPARTA, Inc. Stock Compensation Plan Trust

10.27(6)	Second Amended and Restated Loan Agreement dated September 22, 2003 between the Company and Union Bank of California, N.A.

10.28(6)	Commercial Promissory Note dated September 22, 2003 between the Company and Union Bank of California, N.A.

10.29(7)	Third Amended and Restated Loan Agreement dated July 1, 2004 between the Company and Union Bank of California, N.A.

10.30(7)	Commercial Promissory Note dated July 2, 2004 between the Company and Union Bank of California, N.A.

14(8)	Standards of Business Conduct

22.	The Company’s only subsidiary is ST SPARTA, Inc., a California corporation that is wholly-owned by the Company.

23.1	Consent of Ernst & Young LLP

23.2	Consent of PricewaterhouseCoopers LLP

Number	Description

23.3	Consent of Houlihan Lokey Howard & Zukin Financial Advisors, Inc.

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10K for the year ended December 31, 1993.

(3)	Incorporated herein by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-8 (Commission File No. 333-72541).

(4)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(6)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated herein by reference to exhibits 10.30 and 10.31, respectively, contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

(8)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.