Form 10-Q
period 2006-04-02
SPARTA INC /DE
filed 2006-05-17
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-21682
SPARTA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0775889 (I.R.S. Employer Identification No.)
25531 Commercentre Drive, Suite 120, Lake Forest, CA 92630-8874
(Address of principal executive offices) (Zip Code)
(949) 768-8161
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of April 30, 2006, the registrant had 5,148,414 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED APRIL 2, 2006

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,968,000	$29,254,000
Receivables, net	57,368,000	64,891,000
Prepaid expenses	2,468,000	1,348,000
Prepaid income taxes	—	2,112,000
Assets of discontinued operations	1,759,000	—

Total current assets	94,563,000	97,605,000
Equipment and improvements, net	10,767,000	10,725,000
Intangible assets	687,000	858,000
Other assets	3,408,000	3,358,000

Total Assets	$109,425,000	$112,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$13,514,000	$20,660,000
Accounts payable and other accrued expenses	8,462,000	9,519,000
Billings in excess of costs plus earnings	4,367,000	2,620,000
Current portion of subordinated notes payable	2,659,000	2,432,000
Income taxes payable	221,000	—
Deferred income taxes	2,700,000	2,700,000
Liabilities of discontinued operations	795,000	—

Total current liabilities	32,718,000	37,931,000

Subordinated notes payable	5,778,000	5,993,000
Deferred income taxes	580,000	580,000
Commitments and Contingencies (Note H)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 8,616,151 and 8,396,762 shares issued; 5,320,009 and 5,316,493 shares outstanding	86,000	84,000
Additional paid-in capital	109,916,000	102,685,000
Retained earnings	56,013,000	51,813,000
Treasury stock, at cost	(95,666,000)	(86,540,000)

Total stockholders’ equity	70,349,000	68,042,000

Total Liabilities and Stockholders’ Equity	$109,425,000	$112,546,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,
	2006	2005
Sales	$68,354,000	$62,432,000

Costs and expenses:

Labor costs and related benefits	37,856,000	33,095,000

Subcontractor costs	16,936,000	16,335,000

Facility costs	4,068,000	3,847,000

Travel and general administrative costs	2,634,000	1,956,000

Total costs and expenses	61,494,000	55,233,000

Operating income	6,860,000	7,199,000

Interest income	(374,000)	(172,000)
Interest expense	108,000	87,000

Income from continuing operations before provision for taxes on income	7,126,000	7,284,000

Provision for taxes on income	2,933,000	2,984,000

Income from continuing operations	4,193,000	4,300,000

Discontinued operations (Note F)
Income from discontinued operations of ST SPARTA, Inc. before income taxes	12,000	18,000
Provision for taxes on income	5,000	8,000

Income from discontinued operations	7,000	10,000

Net income	$4,200,000	$4,310,000

Earnings per share:
Basic:
Income from continuing operations	$0.79	$0.83
Income from discontinued operations	—	—

	$0.79	$0.83

Diluted:
Income from continuing operations	$0.73	$0.76
Income from discontinued operations	—	—

	$0.73	$0.76

Weighted average common equivalent shares:
Basic	5,322,822	5,170,517

Diluted	5,729,591	5,675,232

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,200,000	$4,310,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	912,000	719,000
Loss on sale of equipment	49,000	—
Stock-based compensation	3,902,000	3,865,000
Changes in assets and liabilities:
Receivables, net	5,874,000	(1,405,000)
Prepaid expenses	(1,181,000)	(177,000)
Other assets	(55,000)	(256,000)
Accrued compensation	(6,439,000)	(4,610,000)
Accounts payable and other accrued expenses	(994,000)	(2,745,000)
Billings in excess of costs plus earnings	1,771,000	1,604,000
Income taxes receivable/payable	2,333,000	2,229,000

Net cash provided by operating activities	10,372,000	3,534,000

Cash flows from investing activities:
Purchases of equipment and improvements	(855,000)	(686,000)

Net cash used for investing activities	(855,000)	(686,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,780,000	2,220,000
Excess tax benefit from stock-based compensation	551,000	468,000
Purchases of treasury stock	(8,388,000)	(6,707,000)
Principal payments on subordinated notes payable	(726,000)	(689,000)

Net cash used for financing activities	(5,783,000)	(4,708,000)

Net increase (decrease) in cash and cash equivalents	3,734,000	(1,860,000)
Cash and cash equivalents at beginning of period	29,254,000	29,455,000

Cash and cash equivalents at end of period	$32,988,000	$27,595,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$108,000	$87,000
Income taxes	$57,000	$294,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$738,000	$1,129,000
Receipt of notes receivable in exchange for exercise of stock options	$69,000	$39,000
The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
     The accompanying financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The first quarters of fiscal 2006 and 2005 comprised the 13 weeks ended April 2, 2006 and April 3, 2005, respectively. To aid the reader of the financial statements, the year-end has been presented as December 31, 2005 and the three-month period ends have been presented as March 31, 2006 and March 31, 2005.
     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2006 and March 31, 2005 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Note B — Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
Note C — Computation of Earnings Per Share

	Three months ended March 31,
	2006	2005
Basic EPS
Net income	$4,200,000	$4,310,000

Weighted average shares outstanding	5,322,822	5,170,517

Per share amounts	$0.79	$0.83

Diluted EPS
Net income	$4,200,000	$4,310,000

Weighted average shares outstanding	5,322,822	5,170,517
Stock options	384,019	480,306
Restricted stock	22,750	24,409

	5,729,591	5,675,232

Per share amounts	$0.73	$0.76

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note D — Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. Extending to employees the opportunity to achieve a proprietary interest in the Company and to participate in its success makes it possible to attract and retain the best available talent and encourages employees to exert their best efforts to increase the value of the Company. As of March 31, 2006, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
     Effective the first day of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (ABP 25), Accounting for Stock Issued to Employees, and its related implementation guidance. Generally, under APB 25, the Company accounted for share-based compensation based on the intrinsic value of the award as of the grant date. The Company also previously followed the disclosure requirements of Statement of Financial Accounting Standard 123, Accounting for Stock-Based Compensation.
     The Company is required to apply SFAS 123(R) prospectively. Accordingly, stock option grants and other share-based awards granted after the adoption of SFAS 123(R) will be accounted for based on the fair value method, whereas stock option grants and other share-based awards granted prior to the adoption of SFAS 123(R) will continue to be accounted for based on the intrinsic value method. Financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of accounting for share-based compensation.
     As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 are $4,000 and $3,000 lower than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on basic or diluted earnings per share amounts reported for the quarter ended March 31, 2006.
     Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). The excess tax benefit of $551,000 classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted SFAS 123(R).
     1997 Stock Plan
     The Company’s 1997 Stock Plan (the Plan) permits the grant of stock and stock options to its employees and non-employee directors for up to 14 million shares of common stock. The Plan is intended to encourage ownership of the Company’s common stock by employees and directors who

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
contribute to the success of the Company. Stock options are granted with an exercise price equal to the current formula stock price at the date of grant. Certain stock options are fully vested at the time of grant and have a contractual term of three months (short-term options). All other stock options vest based on three years of continuous service and have four-year contractual terms. Stock awards are fully vested at the time of such award.
     The Company determines the fair value of stock awards based on the formula price of the stock (which the Company believes approximates fair value) as of the date of the award. The Company estimates the fair value of stock option grants on the grant date using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award and the additional assumptions noted in the table below. Expected volatility was based on the historical volatility of the Company’s stock over a period at least as long as the options’ expected term. The expected option term represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107) for “plain vanilla” share options, which averages an award’s weighted average vesting period and its contractual term. The risk-free interest rate is estimated based on the available zero-coupon U.S. Treasury instruments with remaining terms equal to the expected term of the stock options. The expected annual dividend yield is zero because the Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends. The Company believes that the valuation method and the underlying assumptions are appropriate to calculate the fair value of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Key Assumptions
Expected volatility factor	6.9% - 9.1%
Expected option term (in years)
Short-term options	0.125
All other options	3.0
Risk-free interest rate	4.2% - 4.8%
Expected annual dividend yield	—
     The following table summarizes activity under the Plan as of March 31, 2006 and for the quarter then ended for stock options granted after the adoption of SFAS 123(R):

	Three Months Ended March 31, 2006
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	8,552	42.31
Forfeited or Expired	—	—
Exercised	(1,807)	42.25

Outstanding at March 31, 2006	6,745	$42.35

Exercisable at March 31, 2006	2,471	$42.39

     The weighted average grant-date fair value of stock options granted during the first quarter of 2006 was $28,000. The weighted average remaining contractual term for options outstanding and options exercisable as of March 31, 2006 was 2.6 years and 0.2 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period,

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
which was $42.53 as of March 31, 2006, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of both stock options exercised during the first quarter of 2006 and stock options exercisable at March 31, 2006 was less than $1,000. Aggregate intrinsic value of stock options outstanding at March 31, 2006 was $1,000.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2006 and for the quarter then ended, for stock options granted after the adoption of SFAS 123(R):

	Three Months Ended March 31, 2006
		Weighted Average
	Number of	Grant-Date Fair
Nonvested stock options subject to SFAS 123(R)	Shares	Value
Nonvested at January 1, 2006	—	$—
Granted	8,552	3.22
Vested	(4,278)	0.66
Forfeited	—	—

Nonvested at March 31, 2006	4,274	$5.77

     As of March 31, 2006, there was $23,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $3,000.
     As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of March 31, 2006 and for the quarter then ended for stock options that continue to be subject to APB 25:

	Three Months Ended March 31, 2006
		Weighted Average
Stock options subject to APB 25	Number of Shares	Exercise Price
Outstanding at January 1, 2006	2,490,869	$30.80
Granted	—	—
Forfeited or Expired	(31,949)	33.44
Exercised	(128,831)	22.70

Outstanding at March 31, 2006	2,330,089	$31.21

Exercisable at March 31, 2006	774,389	$24.05

     The weighted average remaining contractual term for options outstanding and options exercisable at March 31, 2006 was 2.3 years and 1.3 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the first quarter of 2006 was $2,541,000. Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $26,400,000 and $14,300,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2006 and for the quarter then ended for stock options that continue to be subject to APB 25:

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2006
	Number of	Weighted Average
Nonvested stock options subject to APB 25	Shares	Exercise Price ($)
Nonvested at January 1, 2006	1,594,352	$34.71
Granted	—	—
Vested	(6,702)	25.90
Forfeited	(31,949)	33.44

Nonvested at March 31, 2006	1,555,701	$34.78

     The Company also recognized stock compensation expense associated with retirement plan benefits totaling $2,204,000 and $1,837,000 for the quarters ended March 31, 2006 and 2005, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the quarters ended March 31, 2006 and 2005, the Company issued 29,562 and 44,009 shares totaling $1,257,000 and $1,624,000, respectively, for such bonuses.
     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $400,000 and $368,000 for the three months ended March 31, 2006 and 2005, respectively.
     Stock Compensation Plan
     The Company’s Stock Compensation Plan (the Restricted Stock Plan) is a restricted stock award plan that permits the award to key employees of up to 500,000 shares of common stock. Awards of common stock under the Restricted Stock Plan are funded to a trust, and become fully vested over five years. The fair value of shares awarded under the Restricted Stock Plan is based on the current formula stock price on the award date.
     The following table summarizes activity under the Restricted Stock Plan as of March 31, 2006 and for the quarter then ended:

	Three Months Ended March 31, 2006
		Weighted Average
	Number of	Grant-Date Fair
Shares of Restricted Stock	Shares	Value
Outstanding at January 1, 2006	60,937	$14.60
Granted	1,880	42.53
Disbributed	(7,489)	19.80
Forfeited	(1,217)	19.20

Outstanding at March 31, 2006	54,111	$14.75

Vested, undistributed at March 31, 2006	33,875	$6.64

     Aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at March 31, 2006 was $2,301,000 and $1,441,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the Company’s nonvested restricted stock as of March 31, 2006 and for the quarter then ended:

	Three Months Ended March 31, 2006
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at January 1, 2006	28,441	$24.14
Granted	1,880	42.53
Vested	(8,868)	19.16
Forfeited	(1,217)	19.20

Nonvested at March 31, 2006	20,236	$28.33

     The Company recorded compensation expense related to restricted stock awards of $37,000 and $36,000 during the quarters ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $397,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. The total grant-date fair value of shares vested during the quarter ended March 31, 2006 was $170,000.
Note E — Stockholders’ Equity
     For the three months ended March 31, 2006, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $2.8 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $0.6 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. For financial reporting purposes, however, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital. In addition, the Company repurchased a total of 215,873 common shares at their current fair value totaling approximately $9.1 million. Of this total, the Company repurchased $8.4 million for cash, and $0.7 million by delivery of a promissory note. The promissory note provides for principal payments over two years, plus interest at the lesser of the prime rate, the Federal Reserve discount rate (5.75% at March 31, 2006) or 10%.
     Treasury stock is shown at cost, and consisted of 3,296,138 shares and 3,080,265 shares of common stock at March 31, 2006 and December 31, 2005, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock, on a marketable minority basis. The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and a discounted cash flow analysis.
     During the first quarter of 2006, the Company announced a voluntary stock repurchase program with an expiration date of February 21, 2006. Total funds committed to this repurchase program aggregated $4,527,000, of which $1,160,000 (27,271 shares) were expended in February 2006. The balance ($3,367,000, or 79,169 shares) was expended in April 2006, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable repurchase date.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At March 31, 2006 and December 31, 2005, the outstanding balances of these notes were $360,000 and $358,000, respectively, and are included as a reduction of additional paid-in capital.
Note F — Discontinued Operations
     On April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, ST SPARTA, Inc. (Spiral). In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of March 31, 2006, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income. The Company anticipates that the spin-off will be in the form of an exchange of common stock in which employees of Spiral will exchange $2.2 million of shares of the Company’s common stock beneficially owned by such employees for all of the outstanding shares of Spiral common stock owned by the Company. After the spin-off, Spiral will be an independent employee-owned company. Completion of the spin-off transaction is subject to regulatory approval of the transaction as well as customary closing conditions. The Company anticipates that the transaction will be completed in September 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Sales	$2,823,000	$2,684,000
Costs and expenses	(2,811,000)	(2,666,000)

Income before income taxes	12,000	18,000
Income tax expense	(5,000)	(8,000)

Income from discontinued operations	$7,000	$10,000

Note G — Accounts Receivable
     Receivables for continuing operations are comprised as follows:

	March 31,	December 31,
	2006	2005
Billed	$33,691,000	$33,729,000
Unbilled	24,560,000	32,035,000

	58,251,000	65,764,000
Less allowances for unallowable contract costs	(883,000)	(873,000)

	$57,368,000	$64,891,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note H — Commitments and Contingencies
     The Company has no material investigations, claims, or lawsuits arising out of its business. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows.
Note I — Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123(R)-3 [FSP 123(R)-3], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods and has not determined the impact of this guidance on the Company’s financial position and/or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The first quarters of fiscal 2006 and 2005 comprised the 13 weeks ended April 2, 2006 and April 3, 2005, respectively. To aid the reader of the financial statements, the fiscal 2005 year-end has been presented as December 31, 2005 and the three-month period ends have been presented as March 31, 2006 and March 31, 2005.
     As more fully described in Note F to the consolidated financial statements, on April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, ST SPARTA, Inc. (Spiral). In accordance with SFAS 144, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of March 31, 2006, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income.
     The following table presents certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended March 31,
	2006	2005
Sales	$68,354	$62,432
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	44%	48%
Other Dept of Defense (“DoD”)	53%	49%
Non-DoD	3%	3%
Operating Income	$6,860	$7,199
Operating Margin	10.0%	11.5%
Income from Continuing Operations	$4,193	$4,300
Income from Discontinued Operations	$7	$10
Net income	$4,200	$4,310
     The Company’s contract revenues from continuing operations for the three-month period ended March 31, 2006 increased 9.5%, from $62.4 million for the first quarter of 2005 to $68.4 million for the first quarter of 2006.
     The most significant contributor to the Company’s revenue growth was in Other DoD programs, where revenues increased 17.6%, from $30.7 million for the three-month period ended March 31, 2005 to $36.1 million for the corresponding period in 2006. The increase in Other DoD revenues was due to several factors. Revenues on a variety of intelligence programs increased $4.7 million as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. In addition, Other DoD revenues increased $1.5 million due to an increase in engineering support to Army tactical system training missions. Offsetting these increases was a $0.9 million decrease in Other DoD revenues due to a decline in modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program.
     Revenues on BMD programs increased 2.0% from $29.7 million during the first quarter of 2005 to $30.3 million for the first quarter of 2006. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements.
     Year-to-date revenues on Non-DoD programs were $2.0 and $2.1 million for the first quarters of 2006 and 2005, respectively.
     Operating income as a percentage of revenue declined from 11.5% in the first quarter of 2005 to 10.0% in the first quarter of 2006. The decrease in income from operations is primarily attributable to profit increases booked during the first quarter of 2005 to recognize revised estimates of revenue and profit on certain fixed price contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known. Additionally, the Company experienced a slight increase in the percentage of revenues derived from cost reimbursable contracts. During the three months ended March 31, 2006, cost reimbursable contracts comprised 53% of total sales, compared with 52% of total sales in the corresponding period of 2005. The Company generally earns lower profits on cost reimbursable contracts than it does on time and material and fixed price contracts due to the lower risk associated with such contract types.
     The Company earned net interest income during the first quarters of both 2006 and 2005. The increase in net interest income resulted from higher cash and investment balances during 2006 and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates.
     The Company’s effective income tax rate was 41% during the first quarters of both 2006 and 2005.
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
     The following table compares the Company’s contract backlog and Company-defined backlog at the dates indicated. Backlog data presented in the table below include backlog generated by the Company’s discontinued operation, Spiral. As of March 31, 2006, the point at which Spiral became classified as held for sale, Spiral’s annualized contract backlog, annualized company-defined contract backlog and multi-year company-defined contract backlog were $7.2 million, $8.1 million and $59.1 million, respectively.

	March 31,	December 31,	March 31,
	2006	2005	2005
	(amounts in thousands)
Annualized funded contract backlog	$123,400	$78,100	$111,600
Annualized unfunded contract backlog	68,200	110,700	62,300

Total annualized contract backlog	191,600	188,800	173,900
Expected 12-month value of future funding on proposals with high probability of winning procurement	80,900	84,800	72,000

Total annualized Company-defined backlog	$272,500	$273,600	$245,900

Total multi-year contract backlog	$621,300	$535,200	$534,000
Expected value of future funding on proposals with high probability of winning procurement	296,500	302,700	157,500

Total multi-year Company-defined backlog	$917,800	$837,900	$691,500

Annualized Company-defined backlog (by business area):
BMD	$131,300	$128,000	$97,400
Other DoD	133,700	137,800	141,000
Non-DoD	7,500	7,800	7,500

Total annualized Company-defined backlog	$272,500	$273,600	$245,900

     The annualized Company-defined contract backlog declined slightly from $273.6 million at the end of 2005 to $272.5 million as of March 31, 2006, a decrease of less than 1%. During the first quarter of 2006, BMD annualized contract backlog increased $3.3 million or 3%. Other DoD and Non-DoD annualized contract backlog decreased $4.1 million and $0.3 million, respectively, resulting in an aggregate reduction of 3% during the first quarter of 2006.

     In the first quarter of 2006, the Company won five significant sole-source awards and one sole-source add-on. Additionally, the Company lost competitive bids submitted for ten significant contract/task-orders.
     In the National Security Systems Sector, the Applied Communications Technology Operation (ACTO) won three sole-source contract/task-orders totaling $5.5 million over a one-year period to provide technical support to the Federal Bureau of Investigation.
     In the Hardware Systems Sector, the Composite Products Operation (CPO), as a subcontractor to Pratt & Whitney, won a sole-source subcontract for the Air Force F-119 Stator 1 2006 production program. This subcontract award is for $1.2 million over a 12-month period. As a subcontractor to AeroVironment, CPO also won a sole-source production subcontract for the Air Force Dragon Eye 2006 program to fabricate composite material components for the Dragon Eye unmanned air vehicle. This subcontract award is for $1.0 million over a four-month period. Additionally, as a subcontractor to MBDA, Inc., CPO won a sole-source add-on to its Air Force Small Diameter Bomb Wing Kit contract. This is a $1.2 million award to be performed over a one-year period.
     In the Mission Systems Sector, the Defense Systems and Technology Operation (DSTO) lost a $1.4 million two-year competitive prime contract for the Army Research Office Background-Suppressed Trigger Sensor program. DSTO also lost a competitive task-order from the Defense Advanced Research Project Agency (DARPA) Technical Support-Special Projects Office for their Building Protection program. This contract was for $3.6 million over four years (one-year base and three one-year options). Additionally, the Space and Missile Defense Operation (SMDO) lost a competitive prime contract for the Air Force Space and Missile Center’s Hybrid Launch Vehicle program, a $3.0 million effort over 20 months.
     In the National Security Systems Sector, the Information Systems Security Operation (ISSO) lost a competitive prime contract for the DARPA Predictive Analysis for Naval Deployment Activities program. This contract was valued at $21.9 million over 45 months. ISSO also lost a competitive prime contract for the DARPA Integrated Learning program valued at $12.9 million over a three-year period. Lastly, as a subcontractor to Northrup Grumman, ISSO lost the Air Force Transformational Communications Military Satellite Communications Operational System’s program, a $50 million effort over a seven-year period.
     In the Hardware Systems Sector, CPO, as a subcontractor to the Harris Corporation, lost a competitive subcontract for composite components for the Air Force Joint Strike Fighter program. This subcontract was valued at $1.4 million over a one-year period. Additionally, CPO lost a competitive prime contract for the DARPA Meerkat unmanned air vehicle development project. The contract was valued at $2.0 million over a one-year period. Finally, CPO, as a subcontractor to DRS Technologies, Inc., lost a competitive subcontract award for the Navy’s Neptune Tooling and Production program, a $1.4 million effort over a one-year period.
     In the Missile Defense Sector, the Systems Acquisition Support Operation (SASO), as a subcontractor to Anteon, lost a competitive bid for system engineering support for the Naval Surface Warfare Center AEGIS Program Office. The subcontract value was $4 million over an eight-year period.

Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for all operations (continuing and discontinued):

	Balance at
	March 31,	December 31,	March 31,
	2006	2005	2005
Cash and cash equivalents	$32,988,000	$29,254,000	$27,595,000
Stockholders’ equity	$70,349,000	$68,042,000	$53,754,000
Subordinated notes payable	$8,437,000	$8,425,000	$10,847,000
Borrowings under line of credit	—	—	—
Current ratio	2.9	2.6	2.8
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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at March 31, 2006. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 31, 2006.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of March 31, 2006, former employees held approximately 3.4% of the Company’s outstanding common stock.
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
Cash Flow Information
     During the first quarter of 2006 the Company’s cash balances for all operations (continuing and discontinued) increased $3.7 million compared with the prior year-end.
     Operating activities generated $10.4 million in cash during the first quarter of 2006. The Company generated $4.2 million in net income during the quarter. Non-cash expenses totaled $4.9 million, of which $3.9 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company generated $1.3 million in cash for working capital during the first quarter of 2006. Working capital generated by reductions in accounts receivable and prepaid income taxes as well as increases in billings in excess of costs plus earnings were partially offset by working capital used to reduce accrued compensation and other accounts payable and to fund increases in prepaid expenses.
     Although first quarter sales for all operations (continuing and discontinued) increased 9.3% in comparison with the corresponding period in 2005, accounts receivable for all operations declined 9.1% from $64.9 million at December 31, 2005 to $59.0 million at March 31, 2006. The decline in accounts receivable was primarily due to resolution during the quarter of documentation delays existing at December 31, 2005 at a government payment office that hindered the Company’s ability to collect certain invoices. The Company continues to emphasize rapid billing and collection of its receivables; however, there can be no assurance that the Company will be able to sustain its current level of cash flow, working capital and liquidity.
     Through the three months ended March 31, 2006, the Company’s capital expenditures totaled approximately $0.9 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2006.
     During the three months ended March 31, 2006, the Company repurchased a total of 215,873 common shares totaling approximately $9.1 million in connection with the aforementioned stock repurchase policies. Of the year-to-date total, $0.7 million was repurchased in exchange for a promissory note and $8.4 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2006 totaled $0.7 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $2.8 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $0.6 million as a result of the income tax benefit relating to its stock compensation plans.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of March 31, 2006, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of March 31, 2006, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Subordinated Promissory Notes	$8,437	$2,659	$4,827	$951	$—
Operating Leases	52,410	9,833	27,738	6,390	8,449

Total Contractual Obligations	$60,847	$12,492	$32,565	$7,341	$8,449

Effects of Federal Funding for Defense Programs
     The Company continues to derive over 90% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. The Company does not anticipate any termination of programs or contracts in 2006. However, no assurances can be given that such events will not occur.
     In addition to the right of the U.S. government to terminate contracts for convenience, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. These appropriations are therefore subject to changes as a result of increases or decreases in the overall budget. New presidential administrations, change in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect the timing of funding on the Company’s contract backlog. Delays in contract funding resulting from these factors may have a significant adverse effect on the Company’s revenue recognition, liquidity, and cash flow.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. SFAS 123(R)-3 [FSP 123(R)-3], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods.

Forward-Looking Statements
     All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.
Item 4 Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 2, 2006. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
(b)	Changes in Internal Controls
     There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION
Item 1 Legal Proceedings
     The Company has no material investigations, claims, or lawsuits arising out of its business. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations or cash flows.
Item 1A Risk Factors
     For disclosures about risk factors applicable to the Company, see Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2005. Risk factors applicable to the Company have not changed materially since December 31, 2005.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     (a) and (b) Not Applicable
     (c) Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January (1/2/06 — 1/29/06)	77,949	42.14	62,606	—
February (1/30/06 — 2/26/06)	97,056	42.45	27,271	$3,367,000
March (2/27/06 — 4/2/06)	40,868	42.53	—	—
Total	215,873	42.35	89,877	$3,367,000
     As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase programs are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Lack of Public Market; Internal Repurchase Program” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for January in the above table represent the final stock repurchases from the November 21, 2005 stock repurchase date.

     During the first quarter of 2006, the Company announced a voluntary stock repurchase program with an expiration date of February 21, 2006. Total funds committed to this repurchase program aggregated $4,527,000, of which $1,160,000 (27,271 shares) were expended in February 2006. The balance ($3,367,000, or 76,169 shares) was expended in April 2006, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Repurchase Rights of the Company, Restrictions on Transferability” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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

SPARTA, INC. (Registrant)
Date: May 15, 2006	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit
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