Form 10-Q
period 2006-07-02
SPARTA INC /DE
filed 2006-08-14
CIK 875623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 30, 2006, the registrant had 5,108,822 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED JULY 2, 2006

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current Assets
Cash and cash equivalents	$27,494,000	$29,254,000
Short-term investments	6,811,000	—
Receivables, net	53,120,000	64,891,000
Prepaid expenses	2,828,000	1,348,000
Prepaid income taxes	1,294,000	2,112,000
Assets of discontinued operations	2,398,000	—

Total current assets	93,945,000	97,605,000

Equipment and improvements, net	11,297,000	10,725,000
Intangible assets	515,000	858,000
Other assets	3,075,000	3,358,000

Total Assets	$108,832,000	$112,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$14,374,000	$20,660,000
Accounts payable and other accrued expenses	10,046,000	9,519,000
Billings in excess of costs plus earnings	3,132,000	2,620,000
Current portion of subordinated notes payable	3,128,000	2,432,000
Deferred income taxes	2,700,000	2,700,000
Liabilities of discontinued operations	753,000	—

Total current liabilities	34,133,000	37,931,000

Subordinated notes payable	7,063,000	5,993,000
Deferred income taxes	580,000	580,000
Commitments and Contingencies (Note F)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 8,865,837 and 8,396,762 shares issued; 5,215,531 and 5,316,493 shares outstanding	89,000	84,000
Additional paid-in capital	117,283,000	102,685,000
Retained earnings	60,239,000	51,813,000
Treasury stock, at cost	(110,555,000)	(86,540,000)

Total stockholders’ equity	67,056,000	68,042,000

Total Liabilities and Stockholders’ Equity	$108,832,000	$112,546,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Sales	$72,115,000	$67,832,000	$140,469,000	$130,264,000

Costs and expenses:

Labor costs and related benefits	35,714,000	34,459,000	73,570,000	67,554,000

Subcontractor costs	22,130,000	19,190,000	39,066,000	35,525,000

Facility costs	4,095,000	3,796,000	8,163,000	7,643,000

Travel and general administrative costs	3,108,000	3,299,000	5,742,000	5,255,000

Total costs and expenses	65,047,000	60,744,000	126,541,000	115,977,000

Operating income	7,068,000	7,088,000	13,928,000	14,287,000

Interest income	(389,000)	(218,000)	(763,000)	(390,000)
Interest expense	142,000	131,000	250,000	218,000

Income from continuing operations before provision for taxes on income	7,315,000	7,175,000	14,441,000	14,459,000

Provision for taxes on income	3,105,000	2,843,000	6,039,000	5,827,000

Income from continuing operations	4,210,000	4,332,000	8,402,000	8,632,000

Discontinued operations (Note E)
Income from discontinued operations of Sprial Technology, Inc. before income taxes	27,000	9,000	39,000	27,000
Provision for taxes on income	11,000	3,000	15,000	11,000

Income from discontinued operations	16,000	6,000	24,000	16,000

Net income	$4,226,000	$4,338,000	$8,426,000	$8,648,000

Earnings per share:
Basic:
Income from continuing operations	$0.81	$0.84	$1.60	$1.68
Income from discontinued operations	—	—	—	—

	$0.81	$0.84	$1.60	$1.68

Diluted:
Income from continuing operations	$0.76	$0.75	$1.50	$1.51
Income from discontinued operations	—	—	—	—

	$0.76	$0.75	$1.50	$1.51

Weighted average common equivalent shares:
Basic	5,192,509	5,176,699	5,257,676	5,156,486

Diluted	5,524,186	5,748,438	5,625,648	5,714,988

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$8,426,000	$8,648,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,833,000	1,625,000
Loss on sale of equipment	49,000	—
Stock-based compensation	5,918,000	5,571,000
Changes in assets and liabilities:
Receivables, net	9,554,000	(4,500,000)
Prepaid expenses	(1,546,000)	(689,000)
Other assets	278,000	(565,000)
Accrued compensation	(5,562,000)	(1,831,000)
Accounts payable and other accrued expenses	551,000	(2,221,000)
Billings in excess of costs plus earnings	517,000	(14,000)
Income taxes receivable/payable	818,000	447,000

Net cash provided by operating activities	20,836,000	6,471,000

Cash flows from investing activities:
Purchases of equipment and improvements	(2,201,000)	(1,469,000)
Purchase of assets	—	(1,500,000)
Purchase of short-term investments	(6,811,000)	—

Net cash used for investing activities	(9,012,000)	(2,969,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,083,000	7,121,000
Excess tax benefit from stock-based compensation	1,602,000	1,333,000
Purchases of treasury stock	(20,624,000)	(14,146,000)
Principal payments on subordinated notes payable	(1,625,000)	(1,667,000)

Net cash used for financing activities	(13,564,000)	(7,359,000)

Net decrease in cash and cash equivalents	(1,740,000)	(3,857,000)
Cash and cash equivalents at beginning of period	29,254,000	29,455,000

Cash and cash equivalents at end of period	$27,514,000	$25,598,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$250,000	$207,000
Income taxes	$3,640,000	$4,064,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$3,391,000	$1,129,000
Receipt of notes receivable in exchange for exercise of stock options	$536,000	$952,000
The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Presentation
     The accompanying financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The second quarters of fiscal 2006 and 2005 comprised the 13 weeks ended July 2, 2006 and July 3, 2005, respectively. To aid the reader of the financial statements, the year-end has been presented as December 31, 2005 and the three-month and six-month period ends have been presented as June 30, 2006 and June 30, 2005.
     In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Note B — Short-term Investments
     The Company accounts for its short-term investments under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Short-term investments includes highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company’s intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet.
Note C — Accounts Receivable
     Receivables for continuing operations are comprised as follows:

	June 30, 2006	December 31, 2005
Billed	$28,382,000	$33,729,000
Unbilled	25,598,000	32,035,000

	53,980,000	65,764,000
Less allowances for unallowable contract costs	(860,000)	(873,000)

	$53,120,000	$64,891,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note D — Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
Note E — Discontinued Operations
     On April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (Spiral). In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of June 30, 2006, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income. The Company anticipates that the spin-off will be in the form of an exchange of common stock in which employees of Spiral will exchange shares of the Company’s common stock valued at $2.2 million beneficially owned by such employees for all of the outstanding shares of Spiral common stock owned by the Company. After the spin-off, Spiral will be an independent employee-owned company. Completion of the spin-off transaction is subject to regulatory approval of the transaction as well as customary closing conditions. The Company anticipates that the transaction will be completed in September 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three- and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$3,033,000	$2,639,000	$5,856,000	$5,324,000
Costs and expenses	(3,006,000)	(2,630,000)	(5,817,000)	(5,297,000)

Income before income taxes	27,000	9,000	39,000	27,000
Income tax expense	(11,000)	(3,000)	(15,000)	(11,000)

Income from discontinued operations	$16,000	$6,000	$24,000	$16,000

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
Note G — Stockholders’ Equity
     For the six months ended June 30, 2006, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $7.1 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $1.6 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. For financial reporting purposes, however, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital. In addition, the Company repurchased a total of 570,037 common shares at their current fair value totaling approximately $24.0 million. Of this total, the Company repurchased $20.6 million for cash, and $3.4 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from one and one-half to five and

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
one-half years, plus interest at the lesser of the prime rate (5.75% at June 30, 2006), the Federal Reserve discount rate (6.25% at June 30, 2006) or 10%.
     Treasury stock is shown at cost, and consisted of 3,650,306 shares and 3,080,269 shares of common stock at June 30, 2006 and December 31, 2005, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock, on a marketable minority basis (as defined). The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and a discounted cash flow analysis.
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At June 30, 2006 and December 31, 2005, the outstanding balances of these notes were $528,000 and $582,000, respectively, and are included as a reduction of additional paid-in capital.
Note H — Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. Extending to employees the opportunity to achieve a proprietary interest in the Company and to participate in its success makes it possible to attract and retain the best available talent and encourages employees to exert their best efforts to increase the value of the Company. As of June 30, 2006, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes for the three-month and six-month periods ended June 30, 2006 are $11,000 and $15,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Additionally, the Company’s net income for the three-month and six-month periods ended June 30, 2006 are $6,000 and $9,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on basic or diluted earnings per share amounts reported for the three-month and six-month periods ended June 30, 2006.
          Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). The excess tax benefit of $1,602,000 and $1,333,000 for the six months periods ended June 30, 2006 and 2005, respectively, classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted SFAS 123(R).
          1997 Stock Plan
          The Company’s 1997 Stock Plan (the Plan) permits the grant of stock and stock options to its employees and non-employee directors for up to 14 million shares of common stock. The Plan is intended to encourage ownership of the Company’s common stock by employees and directors who contribute to the success of the Company. Stock options are granted with an exercise price equal to the current formula stock price at the date of grant. Certain stock options are fully vested at the time of grant and have a contractual term of three months (short-term options). All other stock options vest based on three years of continuous service and have four-year contractual terms. Stock awards are fully vested at the time of such award.
          The Company determines the fair value of stock awards based on the formula price of the stock (which the Company believes approximates fair value) as of the date of the award. The Company estimates the fair value of stock option grants on the grant date using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award and the additional assumptions noted in the table below. Expected volatility is based on the historical volatility of the Company’s stock over a period at least as long as the options’ expected term. The expected option term represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107) for “plain vanilla” share options, which averages an award’s weighted average vesting period and its contractual term. The risk-free interest rate is estimated based on the available zero-coupon U.S. Treasury instruments with remaining terms equal to the expected term of the stock options. The expected annual dividend yield is zero because the Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends. The Company believes that the valuation method and the underlying assumptions are appropriate to calculate the fair value of the Company’s stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended
Key Assumptions	June 30, 2006
Expected volatility factor	6.9% - 9.2%
Expected option term (in years)
Short-term options	0.125
All other options	3.0
Risk-free interest rate	4.2% - 5.1%
Expected annual dividend yield	—
          The following table summarizes activity under the Plan as of June 30, 2006 and for the six months then ended for stock options granted after the adoption of SFAS 123(R):

	Six Months Ended June 30, 2006
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	25,268	41.96
Forfeited or Expired	(2,875)	42.41
Exercised	(4,281)	42.24

Outstanding at June 30, 2006	18,112	$41.83

Exercisable at June 30, 2006	6,069	$41.61

          The weighted average grant-date fair value of stock options granted during the six-month period ending June 30, 2006 was $84,000. The weighted average remaining contractual term for options outstanding and options exercisable as of June 30, 2006 was 2.7 years and 0.2 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $41.25 as of June 30, 2006, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of both stock options exercised during the six-month period ending June 30, 2006 and stock options exercisable at June 30, 2006 was zero. The aggregate intrinsic value of stock options outstanding at June 30, 2006 was also zero.
          The following table summarizes the Company’s nonvested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006, for stock options granted after the adoption of SFAS 123(R):

	Six Months Ended June 30, 2006
		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	Value
Nonvested at January 1, 2006	—	$—
Granted	25,268	3.34
Vested	(12,637)	0.66
Forfeited	(588)	5.93

Nonvested at June 30, 2006	12,043	$6.02

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          As of June 30, 2006, there was $64,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the six-month period ended June 30, 2006 was $8,000.
          As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of June 30, 2006 and changes during the six months ended June 30, 2006 for stock options that continue to be subject to APB 25:

	Six Months Ended June 30, 2006
Stock options subject to		Weighted Average
APB 25	Number of Shares	Exercise Price
Outstanding at January 1, 2006	2,490,869	$30.80
Forfeited or Expired	(174,455)	36.60
Exercised	(247,459)	14.67

Outstanding at June 30, 2006	2,068,955	$32.24

Exercisable at June 30, 2006	810,694	$26.61

          The weighted average remaining contractual term for options outstanding and options exercisable at June 30, 2006 was 2.2 years and 1.4 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the six-month period ending June 30, 2006 was $6,577,000. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $18,600,000 and $11,900,000, respectively.
          The following table summarizes the Company’s nonvested stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 for stock options that continue to be subject to APB 25:

	Six Months Ended June 30, 2006
Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price
Nonvested at January 1, 2006	1,594,352	$34.71
Vested	(167,999)	23.71
Forfeited	(168,092)	36.60

Nonvested at June 30, 2006	1,258,261	$35.86

          The Company also recognized stock compensation expense associated with retirement plan benefits totaling $3,723,000 and $3,187,000 for the six-month periods ending June 30, 2006 and 2005, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the six months ended June 30, 2006 and 2005, the Company issued 29,562 and 44,009 shares totaling $1,257,000 and $1,624,000, respectively, for such bonuses.
          Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company recognized stock compensation expense of $885,000 and $678,000 for the six months ended June 30, 2006 and 2005, respectively.
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
          The following table summarizes activity under the Restricted Stock Plan as of June 30, 2006 and changes during the six months ending June 30, 2006:

	Six Months Ended June 30, 2006
		Weighted Average
		Grant-Date Fair
Shares of Restricted Stock	Number of Shares	Value
Outstanding at January 1, 2006	60,937	$14.60
Granted	1,880	42.53
Disbributed	(7,489)	19.80
Forfeited	(1,217)	19.20

Outstanding at June 30, 2006	54,111	$14.75

Vested, undistributed at June 30, 2006	33,875	$6.64

          The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at June 30, 2006 was $2,232,000 and $1,397,000, respectively.
          The following table summarizes the Company’s nonvested restricted stock as of June 30, 2006 and changes during the period then ended:

	Six Months Ended June 30, 2006
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at January 1, 2006	28,441	$24.14
Granted	1,880	42.53
Vested	(8,868)	19.16
Forfeited	(1,217)	19.20

Nonvested at June 30, 2006	20,236	$28.33

          The Company recorded compensation expense related to restricted stock awards of $72,000 and $82,000 during the six months ending June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $362,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 2.7 years. The total grant-date fair value of shares vested during the six-months ended June 30, 2006 was $170,000.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note I – Computation of Earnings Per Share

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic EPS
Net income	$4,226,000	$4,338,000	$8,426,000	$8,648,000

Weighted average shares outstanding	5,192,509	5,176,699	5,257,676	5,156,486

Per share amounts	$0.81	$0.84	$1.60	$1.68

Diluted EPS
Net income	$4,226,000	$4,338,000	$8,426,000	$8,648,000

Weighted average shares outstanding	5,192,509	5,176,699	5,257,676	5,156,486
Stock options	313,321	510,802	347,419	497,565
Restricted stock	18,356	60,937	20,553	60,937

	5,524,186	5,748,438	5,625,648	5,714,988

Per share amounts	$0.76	$0.75	$1.50	$1.51

Note J – Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
          In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [FSP 123(R)-3], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods and has not determined the impact of this guidance on the Company’s financial position and/or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
          The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The second quarters of fiscal 2006 and 2005 comprised the 13 weeks ended July 2, 2006 and July 3, 2005, respectively. To aid the reader of the financial statements, the fiscal 2005 year-end has been presented as December 31, 2005 and the three- and six-month period ends have been presented as June 30, 2006 and June 30, 2005.
          As more fully described in Note E to the consolidated financial statements, on April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (Spiral). In accordance with SFAS 144, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of June 30, 2006, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income.
          The following table presents certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Sales	$72,115	$67,832	$140,469	$130,264
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	49%	46%	47%	47%
Other Dept of Defense (“DoD”)	48%	51%	50%	50%
Non-DoD	3%	3%	3%	3%
Operating Income	$7,068	$7,088	$13,928	$14,287
Operating Margin	9.8%	10.4%	9.9%	11.0%
Income from Continuing Operations	$4,210	$4,332	$8,402	$8,632
Income from Discontinued Operations	$16	$6	$24	$16
Net income	$4,226	$4,338	$8,426	$8,648
          The Company’s contract revenues from continuing operations for the three-month period ended June 30, 2006 increased 6.3%, from $67.8 million for the second quarter of 2005 to $72.1 million for the second quarter of 2006. Year-to-date sales for 2006 were $140.5 million, an increase of 7.8% above performance in the first half of 2005.
          Revenues on BMD programs increased 13.0% from $31.6 million during the second quarter of 2005 to $35.7 million for the second quarter of 2006. Year-to-date, BMD program revenue increased 7.5% from $61.4 million in 2005 to $66.0 million in 2006. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $2.7 million year-to-date decline in support to an Army BMD program, resulting from federal budget cuts on this program.
          Revenues on Other DoD programs during the second quarter of 2006 remained at $34.4 million, virtually equivalent to revenues during the second quarter of 2005. Year-to-date revenue on Other DoD programs increased 8.1% from $65.1 million in 2005 to $70.4 million in 2006. The increase in year-to-date Other DoD revenues was due to several factors. Revenues on a variety of intelligence programs increased $6.5 million as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. Other DoD revenues also increased $2.7 million due to expanded engineering support on a variety of Army tactical system training missions and $1.8 million due to the start of phase two of a bio-detection technology program for the Department of Homeland Security. Offsetting these increases were decreases in Other DoD revenues due to a $3.4 million decline in modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program and a $1.8 million decrease in production of composite parts on a U.S. Army missile program. Year-to-date revenues on Non-DoD programs were $4.0 million and $3.9 million for the periods ending June 30, 2006 and 2005, respectively.
          Operating income as a percentage of revenue declined from 10.4% in the second quarter of 2005 to 9.8% in the second quarter of 2006. Year-to-date operating income as a percentage of revenue also declined from 11.0% for the six months ended June 30, 2005 to 9.9% for the six months ended June 30, 2006. The decline in income from operations is primarily due to two factors. First, the Company experienced an increase in the percentage of revenues derived from cost reimbursable contracts. During the three- and six-month periods ended June 30, 2006, cost reimbursable contracts comprised 56% of total sales, compared with 53% of total sales in the corresponding periods of 2005. The Company generally earns lower profits on cost reimbursable contracts than it does on time and material and fixed price contracts due to the lower risk associated with such contract types. Additionally, during the first half of 2005, the Company’s operating income was favorably impacted by the recognition of revised estimates of revenue and profit on certain fixed price contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
          The Company earned net interest income during the first two quarters of both 2006 and 2005. The increase in net interest income resulted largely from higher cash and investment balances during 2006 and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Additionally, during the second quarter of 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return.
          The Company’s effective income tax rate was 42% and 40% during the second quarter of 2006 and 2005, respectively, and 42% and 40% for the corresponding six-month periods.
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
          The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, annualized Company-defined backlog as of December 31, 2004, 2003 and 2002 comprised 82%, 81% and 86% of sales for fiscal 2005, 2004 and 2003, respectively.

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
          The following table compares the Company’s contract backlog and Company-defined backlog at the dates indicated. Backlog data presented in the table below includes backlog generated by the Company’s discontinued operation, Spiral. As of June 30, 2006, at which time Spiral is classified as held for sale, Spiral’s annualized contract backlog, annualized company-defined contract backlog and multi-year company-defined contract backlog were $9.4 million, $10.2 million and $76.6 million, respectively.

	June 30,	December 31,	June 30,
	2006	2005	2005
	(amounts in thousands)
Annualized funded contract backlog	$122,200	$78,100	$129,200
Annualized unfunded contract backlog	59,000	110,700	70,900

Total annualized contract backlog	181,200	188,800	200,100
Expected 12-month value of future funding on proposals with high probability of winning procurement	99,300	84,800	54,500

Total annualized Company-defined backlog	$280,500	$273,600	$254,600

Total multi-year contract backlog	$506,600	$535,200	$503,100
Expected value of future funding on proposals with high probability of winning procurement	440,000	302,700	130,300

Total multi-year Company-defined backlog	$946,600	$837,900	$633,400

Annualized Company-defined backlog (by business area):
BMD	$134,500	$128,000	$111,600
Other DoD	138,700	137,800	135,000
Non-DoD	7,300	7,800	8,000

Total annualized Company-defined backlog	$280,500	$273,600	$254,600

     The annualized Company-defined contract backlog increased from $273.6 million at the end of 2005 to $280.5 million as of June 30, 2006, an increase of 2.5%. During the first six months of 2006, BMD and Other DoD annualized contract backlog increased $6.5 million and $0.9 million, respectively. Non-DoD annualized contract backlog decreased $0.5 million during the first six months of 2006.
     In the second quarter of 2006, the Company won nine significant awards comprised of two sole-source awards, six sole-source add-ons to existing prime contracts and one competitive subcontract award. During the three months ended June 30, 2006, the Company lost competitive bids submitted for two significant prime contracts.
     In the Missile Defense Sector, the Systems Acquisition and Support Operation (SASO), won a sole-source add-on to their prime contract with the Missile Defense Agency (MDA) for the Test and Assessment Program. The add-on award was for $13.6 million over a one-year period. Additionally, the Advanced Systems and Technology Operation (ASTO) won a sole-source add-on valued at $3.7 million covering a one-year period for the Command and Control, Battle Management, and Communications Scientific Engineering and Technical Assistance (SETA) prime contract with the MDA.
     In the National Security Systems Sector, the Applied Communications Technology Operation (ACTO) won one sole source award and four sole-source add-ons. The sole-source award was for a $3.6 million prime contract with a performance period of one-year for the U.S. Army Intelligence and Security Command (INSCOM) Engineering Support Program. The sole-source add-ons include one from the FBI for the Data Processing Support Program for $1.0 million over one year, and three add-ons from classified customers, totaling $6.8 million over periods ranging from six months to one year.
     In the Hardware Systems Sector, Spiral, the Company’s discontinued operation won a competitive award as a subcontractor to Jackson and Tull, for the Air Force Research Laboratory Advanced Research and Engineering Services Program. The subcontract award was for $18 million over a five-year period. Additionally, the Composite Products Operation (CPO), as a subcontractor to Pratt & Whitney, won a sole-source subcontract for the Air Force F-135 Stator 2 Program. This subcontract award was for $1.8 million over a 9-month period.
     In the National Security Systems Sector, ACTO lost a competitive bid submitted for a prime contract for a National Security Agency program. This contract was valued at $14.0 million over 51 months. In the Mission Systems Sector, the Space and Missile Defense Operation (SMDO) lost a competitive bid for a prime contract for the Department of Homeland Security Enterprise Acquisition Gateway Program. This contract was valued at $9.0 million over a 7-year period.
Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for all operations (continuing and discontinued):

		Balance at
	June 30,	December 31,	June 30,
	2006	2005	2005
Cash and cash equivalents	$27,494,000	$29,254,000	$25,598,000
Short-term investments	$6,811,000	$—	$—
Stockholders’ equity	$67,056,000	$68,042,000	$58,125,000
Subordinated notes payable	$10,191,000	$8,425,000	$9,869,000
Borrowings under line of credit	$—	$—	$—
Current ratio	2.8	2.6	2.6

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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at June 30, 2006. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at June 30, 2006.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of June 30, 2006, former employees held approximately 3.4% of the Company’s outstanding common stock.
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
Cash Flow Information
     During the six months ended June 30, 2006, the Company’s cash balances for all operations (continuing and discontinued) declined $1.7 million compared with the prior year-end. Cash flows generated by the Company’s discontinued operation are not material and the future absence of these cash flows is not expected to have a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $20.8 million in cash during the first two quarters of 2006. The Company generated $8.4 million in net income through the six months ended June 30, 2006. Non-cash expenses totaled $7.8 million, of which $5.9 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company generated $4.6 million in cash from working capital during the first two quarters of 2006. Cash flow from working capital generated by reductions in accounts receivable and prepaid income taxes as well as increases in billings in excess of costs plus earnings were partially offset by working capital used to reduce accrued compensation and to fund increases in prepaid expenses.
     Although year-to-date sales for all operations (continuing and discontinued) increased 7.9% in comparison with the corresponding period in 2005, accounts receivable for all operations declined 17.4% from $64.9 million at December 31, 2005 to $55.3 million at June 30, 2006. The decline in accounts receivable was due to several factors. Documentation delays existing at December 31, 2005 at a government payment office that hindered the Company’s ability to collect certain invoices were resolved. Additionally, a number of routine contracting issues or requirements that delayed invoicing on a variety of contracts were resolved or met over the past two quarters, allowing the Company to bill and collect temporarily unbillable receivables. The Company continues to emphasize rapid billing and collection of its receivables; however, there can be no assurance that the Company will be able to sustain its current level of cash flow, working capital and liquidity.
     Through the six months ended June 30, 2006, the Company’s capital expenditures totaled approximately $2.2 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2006. Additionally, during the six month period ended June 30, 2006, the Company invested $6.8 million in short-term investments with initial maturities ranging from three to nine months. Under generally accepted accounting principles, the Company classified such investments as short-term investments.
     During the six months ended June 30, 2006, the Company repurchased a total of 570,037 common shares totaling approximately $24.0 million in connection with the aforementioned stock repurchase policies. Of the year-to-date total, $3.4 million was repurchased in exchange for promissory notes and $20.6 million was repurchased for cash. Year-to-date principal payments on promissory notes through June 30, 2006 totaled $1.6 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $7.1 million. The Company also generated cash flow

(in the form of a reduction in its income tax liabilities) of $1.6 million as a result of the income tax benefit relating to its stock compensation plans.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of June 30, 2006, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of June 30, 2006, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
	Total	Less than 1	1-3 years	4-5 years	More than 5
		Year			Years
Subordinated Promissory Notes	$10,191	$3,128	$5,660	$1,403	$—
Operating Leases	50,986	10,069	27,668	5,544	7,705

Total Contractual Obligations	$61,177	$13,197	$33,328	$6,947	$7,705

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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely- than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings.

The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [FSP 123(R)-3], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods.
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
Item 4 Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 2, 2006. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

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
(c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number of	Average	Purchased as Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
April (4/3/06 - 4/30/06)	208,043	42.51	80,654	—
May (5/1/06 - 5/28/06)	85,819	41.25	29,468	$2,764,000
June (5/29/06 - 7/2/06)	60,302	41.25	—	—

Total	354,164	41.99	110,122	$2,764,000

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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for April in the above table represent the final stock repurchases from the February 21, 2006 stock repurchase date.

     During the second quarter of 2006, the Company announced a voluntary stock repurchase program with an expiration date of May 21, 2006. Total funds committed to this repurchase program aggregated $3,980,000, of which $1,216,000 (29,468 shares) were expended in May 2006. The balance ($2,764,000, or 67,000 shares) was expended in July 2006, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
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
Item 3 Defaults Upon Senior Securities
     Not Applicable
Item 4 Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Stockholders of the registrant was held on June 2, 2006.
(b) All of the directors nominated by management in registrant’s 2006 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.
(c) At the Annual Meeting, the stockholders of the registrant approved the following:
(1)	The election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
	For	Against/Withheld
Wayne R. Winton	3,167,312	156,830
Robert C. Sepucha	3,185,926	138,216
William E. Cook	3,165,818	119,904
Rockell N. Hankin	3,165,818	119,904
Gen. John L. Piotrowski (USAF Ret.)	3,166,202	120,288
Gerald A. Zionic	3,169,158	154,984
(2)	The ratification, by the votes set forth below, of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006:

For:	3,168,618
Against:	90
Abstain:	155,434
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

SPARTA, INC.

(Registrant)

Date: August 11, 2006	By:	/s/ David E. Schreiman

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