Form 10-Q
period 2006-10-01
SPARTA INC /DE
filed 2006-11-13
CIK 875623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☑
As of October 29, 2006, the registrant had 5,030,440 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED OCTOBER 1, 2006
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated balance sheet – September 30, 2006 (unaudited) and December 31, 2005

Consolidated statement of income – Three months ended September 30, 2006 and 2005 (unaudited); Nine months ended September 30, 2006 and 2005 (unaudited)

Consolidated statement of cash flows – Nine months ended September 30, 2006 and 2005 (unaudited)

Notes to consolidated financial statements – September 30, 2006 (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current Assets
Cash and cash equivalents	$32,810,000	$29,254,000
Short-term investments	12,711,000	—
Receivables, net	47,321,000	64,891,000
Prepaid expenses	2,070,000	1,348,000
Prepaid income taxes	1,564,000	2,112,000
Assets of discontinued operations	1,367,000	—

Total current assets	97,843,000	97,605,000

Equipment and improvements, net	11,583,000	10,725,000
Intangible assets, net	343,000	858,000
Other assets	3,066,000	3,358,000

Total Assets	$112,835,000	$112,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$19,734,000	$20,660,000
Accounts payable and other accrued expenses	9,936,000	9,519,000
Billings in excess of costs plus earnings	2,358,000	2,620,000
Current portion of subordinated notes payable	3,616,000	2,432,000
Deferred income taxes	2,700,000	2,700,000
Liabilities of discontinued operations	921,000	—

Total current liabilities	39,265,000	37,931,000

Subordinated notes payable	6,241,000	5,993,000
Deferred income taxes	580,000	580,000
Commitments and Contingencies (Note F)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 8,964,605 and 8,396,762 shares issued; 5,062,231 and 5,316,493 shares outstanding	90,000	84,000
Additional paid-in capital	122,747,000	102,685,000
Retained earnings	64,940,000	51,813,000
Treasury stock, at cost	(121,028,000)	(86,540,000)

Total stockholders’ equity	66,749,000	68,042,000

Total Liabilities and Stockholders’ Equity	$112,835,000	$112,546,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$77,270,000	$67,883,000	$217,739,000	$198,147,000

Costs and expenses:

Labor costs and related benefits	35,731,000	36,238,000	109,301,000	103,793,000

Subcontractor costs	26,304,000	17,774,000	65,370,000	53,299,000

Facility costs	4,471,000	3,965,000	12,634,000	11,607,000

Travel and general administrative costs	3,020,000	2,664,000	8,762,000	7,919,000

Total costs and expenses	69,526,000	60,641,000	196,067,000	176,618,000

Operating income	7,744,000	7,242,000	21,672,000	21,529,000

Interest income	(446,000)	(258,000)	(1,209,000)	(648,000)
Interest expense	148,000	98,000	398,000	316,000

Income from continuing operations before provision for taxes on income	8,042,000	7,402,000	22,483,000	21,861,000

Provision for taxes on income	3,319,000	2,990,000	9,357,000	8,817,000

Income from continuing operations	4,723,000	4,412,000	13,126,000	13,044,000

Discontinued operations (Note E)
Income (loss) from discontinued operations of Spiral Technology, Inc. before income taxes	(37,000)	13,000	2,000	40,000
Provision (benefit) for taxes on income (loss)	(15,000)	5,000	1,000	16,000

Income (loss) from discontinued operations	(22,000)	8,000	1,000	24,000

Net income	$4,701,000	$4,420,000	$13,127,000	$13,068,000

Earnings per share:
Basic:
Income from continuing operations	$0.92	$0.84	$2.52	$2.50
Income (loss) from discontinued operations	—	—	—	—

	$0.92	$0.84	$2.52	$2.50

Diluted:
Income from continuing operations	$0.87	$0.77	$2.37	$2.28
Income (loss) from discontinued operations	—	—	—	—

	$0.87	$0.77	$2.37	$2.28

Weighted average common equivalent shares:
Basic	5,102,829	5,287,193	5,206,050	5,222,297

Diluted	5,392,172	5,777,576	5,547,917	5,736,718

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$13,127,000	$13,068,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:	2,799,000	2,615,000
Loss on sale of equipment	54,000	—
Stock-based compensation	7,841,000	7,337,000
Changes in assets and liabilities:
Receivables, net	16,455,000	744,000
Prepaid expenses	(783,000)	(307,000)
Prepaid income taxes	548,000	(809,000)
Other assets	287,000	(686,000)
Accrued compensation	(97,000)	5,591,000
Accounts payable and other accrued expenses	399,000	(4,504,000)
Billings in excess of costs plus earnings	(152,000)	57,000

Net cash provided by operating activities	40,478,000	23,106,000

Cash flows from investing activities:
Purchases of equipment and improvements	(3,382,000)	(2,380,000)
Asset acquisition	—	(1,500,000)
Purchase of short-term investments	(12,711,000)	—

Net cash used for investing activities	(16,093,000)	(3,880,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,271,000	10,048,000
Excess tax benefit from stock-based compensation	2,956,000	3,423,000
Purchases of treasury stock	(30,447,000)	(20,256,000)
Principal payments on subordinated notes payable	(2,609,000)	(2,402,000)

Net cash used for financing activities	(20,829,000)	(9,187,000)

Net increase in cash and cash equivalents	3,556,000	10,039,000
Cash and cash equivalents at beginning of period	29,254,000	29,455,000

Cash and cash equivalents at end of period	$32,810,000	$39,494,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$398,000	$306,000
Income taxes	$5,903,000	$6,225,000

Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$4,041,000	$1,129,000
Receipt of notes receivable in exchange for exercise of stock options	$563,000	$1,096,000
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The third quarters of fiscal 2006 and 2005 comprised the 13 weeks ended October 1, 2006 and October 2, 2005, respectively. To aid the reader of the financial statements, the fiscal 2005 year-end has been presented as December 31, 2005 and the three-month and nine-month period ends have been presented as September 30, 2006 and September 30, 2005.
     In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Note B – Short-term Investments
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
Note C – Accounts Receivable
     Receivables from continuing operations are comprised as follows:

	September 30,	December 31,
	2006	2005
Billed	$21,512,000	$33,729,000
Unbilled	26,716,000	32,035,000

	48,228,000	65,764,000
Less allowances for unallowable contract costs	(907,000)	(873,000)

	$47,321,000	$64,891,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note D — Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
Note E – Discontinued Operations
     On April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (Spiral). In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of September 30, 2006, and the net income or loss of Spiral is classified in discontinued operations in the consolidated statement of income. The Company anticipates that the spin-off will be in the form of an exchange of common stock in which employees of Spiral will exchange shares of the Company’s common stock valued at $2.2 million beneficially owned by such employees for all of the outstanding shares of Spiral common stock owned by the Company. After the spin-off, Spiral will be an independent employee-owned company. Completion of the spin-off transaction is subject to regulatory approval of the transaction as well as customary closing conditions. The Company anticipates that the transaction will be completed in November 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$2,583,000	$2,660,000	$8,439,000	$7,984,000
Costs and expenses	(2,620,000)	(2,647,000)	(8,437,000)	(7,944,000)

Income (loss) before income taxes	(37,000)	13,000	2,000	40,000
Income tax (expense) benefit	15,000	(5,000)	(1,000)	(16,000)

Income (loss) from discontinued operations	$(22,000)	$8,000	$1,000	$24,000

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
Note G – Stockholders’ Equity
     For the nine months ended September 30, 2006, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $9.3 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $3.0 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively. For financial reporting purposes, however, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital. In addition, the Company repurchased a total of 822,105 common shares at their current fair value totaling approximately $34.5 million. Of this total, the Company repurchased $30.5 million for cash, and $4.0 million by delivery of promissory notes. The promissory notes provide for principal payments over periods ranging from one to six years, plus interest at the lesser of the prime rate (8.25% at September 30, 2006), or the Federal Reserve discount rate (6.25% at September 30, 2006).

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Treasury stock is shown at cost, and consisted of 3,902,374 shares and 3,080,269 shares of common stock at September 30, 2006 and December 31, 2005, respectively. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock, on a marketable minority basis (as defined). The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and discounted cash flow analysis.
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At September 30, 2006 and December 31, 2005, the outstanding balances of these notes were $409,000 and $582,000, respectively, and are included as a reduction of additional paid-in capital.
Note H – Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. Extending to employees the opportunity to achieve a proprietary interest in the Company and to participate in its success makes it possible to attract and retain the best available talent and encourages employees to exert their best efforts to increase the value of the Company. As of September 30, 2006, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
     Effective the first day of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to the adoption of SFAS 123(R), the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 (ABP 25), Accounting for Stock Issued to Employees, and its related implementation guidance. Generally, under APB 25, the Company accounted for share-based compensation based on the intrinsic value of the award as of the grant date. The Company also previously followed the disclosure requirements of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes for the three-month and nine-month periods ended September 30, 2006 are $48,000 and $63,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month and nine-month periods ended September 30, 2006 are $29,000 and $38,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s basic and diluted earnings per share amounts reported for the three-month period ended September 30, 2006 are $.01 lower than if it had continued to account for share-based compensation under APB 25. Additionally, the Company’s basic earnings per share amount reported for the nine-month period ended September 30, 2006 is $.01 lower than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on diluted earnings per share amounts reported for the nine-month period ended September 30, 2006.
     Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). The excess tax benefit of $2,956,000 and $3,423,000 for the nine months periods ended September 30, 2006 and 2005, respectively, classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted SFAS 123(R).
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended
Key Assumptions	September 30, 2006
Expected volatility factor	5.4% - 9.2%
Expected option term (in years)
Short-term options	0.125
All other options	3.0
Risk-free interest rate	4.2% - 5.1%
Expected annual dividend yield	—
     The following table summarizes activity under the Plan as of September 30, 2006 and for the nine months then ended for stock options granted after the adoption of SFAS 123(R):

Nine Months Ended September 30, 2006
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	278,174	42.42
Forfeited or Expired	(7,205)	42.11
Exercised	(7,514)	41.94

Outstanding at September 30, 2006	263,455	$42.44

Exercisable at September 30, 2006	6,183	$41.96

     The weighted average grant-date fair value of stock options granted during the nine-month period ending September 30, 2006 was $1,575,000. The weighted average remaining contractual term for options outstanding and options exercisable as of September 30, 2006 was 3.9 years and 0.2 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $42.49 as of September 30, 2006, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the nine-month period ending September 30, 2006 and stock options exercisable at September 30, 2006 was $4,000 and $3,000, respectively. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $13,000.
     The following table summarizes the Company’s nonvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006, for stock options granted after the adoption of SFAS 123(R):

Nine Months Ended September 30, 2006
		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	value
Nonvested at January 1, 2006	—	$—
Granted	278,174	5.66
Vested	(18,972)	0.62
Forfeited	(1,930)	6.01

Nonvested at September 30, 2006	257,272	$6.03

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     As of September 30, 2006, there was $1,350,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the nine-month period ended September 30, 2006 was $12,000.
     As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006 for stock options that continue to be subject to APB 25:

Nine Months Ended September 30, 2006
Stock options subject to		Weighted Average
APB 25	Number of Shares	Exercise Price
Outstanding at January 1, 2006	2,490,869	$30.80
Forfeited or Expired	(116,010)	32.36
Exercised	(401,199)	22.28

Outstanding at September 30, 2006	1,973,660	$32.44

Exercisable at September 30, 2006	753,336	$26.81

     The weighted average remaining contractual term for options outstanding and options exercisable at September 30, 2006 were 1.9 years and 1.2 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the nine-month period ending September 30, 2006 was $8,106,000. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $19,835,000 and $11,812,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 for stock options that continue to be subject to APB 25:

Nine Months Ended September 30, 2006
Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price
Nonvested at January 1, 2006	1,594,352	$34.71
Vested	(282,220)	29.48
Forfeited	(91,808)	34.82

Nonvested at September 30, 2006	1,220,324	$35.91

     The Company also recognized stock compensation expense associated with retirement plan benefits totaling $5,192,000 and $4,549,000 for the nine-month periods ending September 30, 2006 and 2005, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the nine months ended September 30, 2006 and 2005, the Company issued 29,562 and 44,009 shares totaling $1,257,000 and $1,624,000, respectively, for such bonuses.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $1,222,000 and $1,041,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
     The following table summarizes activity under the Restricted Stock Plan as of September 30, 2006 and changes during the nine months ending September 30, 2006:

Nine Months Ended September 30, 2006
		Weighted Average
	Number of	Grant-Date Fair
Shares of Restricted Stock	Shares	Value
Outstanding at January 1, 2006	60,937	$14.60
Granted	1,880	42.53
Distributed	(7,489)	19.80
Forfeited	(3,248)	30.27

Outstanding at September 30, 2006	52,080	$13.89

Vested, undistributed at September 30, 2006	33,875	$6.64

     The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at September 30, 2006 was $2,213,000 and $1,439,000, respectively.
     The following table summarizes the Company’s nonvested restricted stock as of September 30, 2006 and changes during the period then ended:

Nine Months Ended September 30, 2006
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at January 1, 2006	28,441	$24.14
Granted	1,880	42.53
Vested	(8,868)	19.16
Forfeited	(3,248)	30.27

Nonvested at September 30, 2006	18,205	$27.37

     The Company recorded compensation expense related to restricted stock awards of $107,000 and $123,000 during the nine months ending September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $327,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 2.3 years. The total grant-date fair value of shares vested during the nine-months ended September 30, 2006 was $170,000.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note I – Computation of Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic EPS
Net income	$4,701,000	$4,420,000	$13,127,000	$13,068,000

Weighted average shares outstanding	5,102,829	5,287,193	5,206,050	5,222,297

Per share amounts	$0.92	$0.84	$2.52	$2.50

Diluted EPS
Net income	$4,701,000	$4,420,000	$13,127,000	$13,068,000

Weighted average shares outstanding	5,102,829	5,287,193	5,206,050	5,222,297
Stock options	272,341	461,942	322,498	485,980
Restricted stock	17,002	28,441	19,369	28,441

	5,392,172	5,777,576	5,547,917	5,736,718

Per share amounts	$0.87	$0.77	$2.37	$2.28

Note J – Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other postretirement benefit plan.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. The Company adopted the requirements of SAB 108 during the current quarter. The adoption of SAB108 did not have a material effect on the consolidated financial statements.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [“FSP 123(R)-3”], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods and has not determined the impact of this guidance on the Company’s financial position and/or results of operations.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2006 and 2005 comprise the 52-week periods ending December 31, 2006 and January 1, 2006, respectively. The third quarters of fiscal 2006 and 2005 comprised the 13 weeks ended October 1, 2006 and October 2, 2005, respectively. To aid the reader of the financial statements, the fiscal 2005 year-end has been presented as December 31, 2005 and the three- and nine-month period ends have been presented as September 30, 2006 and September 30, 2005.
     As more fully described in Note E to the consolidated financial statements, on April 24, 2006, the Company adopted a plan to spin off its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (Spiral). In accordance with SFAS 144, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of September 30, 2006, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income.
     The following table presents certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$77,270	$67,883	$217,739	$198,147
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	48%	43%	47%	46%
Other Dept of Defense (“DoD”)	49%	54%	50%	51%
Non-DoD	3%	3%	3%	3%
Operating Income	$7,744	$7,242	$21,672	$21,529
Operating Margin	10.0%	10.7%	10.0%	10.9%
Income from Continuing Operations	$4,723	$4,412	$13,126	$13,044
Income (loss) from Discontinued Operations	$(22)	$8	$1	$24
Net income	$4,701	$4,420	$13,127	$13,068
     The Company’s contract revenues from continuing operations for the three-month period ended September 30, 2006 increased 13.8%, from $67.9 million for the third quarter of 2005 to $77.3 million for the third quarter of 2006. Year-to-date sales for 2006 were $217.7 million, an increase of 9.9% above performance in the first nine months of 2005.
     Revenues on BMD programs increased 26.7% from $29.2 million during the third quarter of 2005 to $37.0 million for the third quarter of 2006. Year-to-date, BMD program revenue increased 13.7% from $90.6 million in 2005 to $103.0 million in 2006. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $3.3 million year-to-date decline in support to an Army BMD program, resulting from federal budget cuts on this program.
     Revenues on Other DoD programs increased 3.3% from $36.8 million during the third quarter of 2005 to $38.0 million during the third quarter of 2006. Year-to-date revenue on Other DoD programs increased 6.5% from $101.8 million in 2005 to $108.4 million in 2006. The increase in year-to-date Other DoD revenues was due to several factors. Revenues on a variety of intelligence programs increased

$6.8 million as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. Other DoD revenues also increased $4.1 million due to expanded engineering support on a variety of Army tactical system training missions and $2.5 million due to the start of phase two of a bio-detection technology program for the Defense Advanced Research Projects Agency (DARPA). Offsetting these increases were decreases in Other DoD revenues due to a $7.4 million decline in modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program and a $3.2 million decrease in production of composite parts on a U.S. Army missile program. Year-to-date revenues on Non-DoD programs were $6.3 million and $5.8 million for the periods ending September 30, 2006 and 2005, respectively.
     Operating income as a percentage of revenue declined from 10.7% in the third quarter of 2005 to 10.0% in the third quarter of 2006. Year-to-date operating income as a percentage of revenue also declined from 10.9% for the nine months ended September 30, 2005 to 10.0% for the nine months ended September 30, 2006. The decline in income from operations is primarily due to two factors. First, the Company experienced an increase in the percentage of revenues derived from cost reimbursable contracts. During the three- and nine-month periods ended September 30, 2006, cost reimbursable contracts comprised 55% of total sales, compared with 53% of total sales in the corresponding periods of 2005. The Company generally earns lower profits on cost reimbursable contracts than it does on time and material and fixed price contracts due to the lower risk associated with such contract types. Additionally, during the first nine months of 2005, the Company’s operating income was favorably impacted by the recognition of revised estimates of revenue and profit on certain fixed price contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
     The Company earned net interest income during the first three quarters of both 2006 and 2005. The increase in net interest income resulted largely from higher cash and investment balances during 2006 and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Additionally, during the second quarter of 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return.
     The Company’s effective income tax rate was 41% and 40% during the third quarter of 2006 and 2005, respectively, and 42% and 40% for the corresponding nine-month periods.
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
     The following table compares the Company’s contract backlog and Company-defined backlog at the dates indicated. Backlog data presented in the table below includes backlog generated by the Company’s discontinued operation, Spiral. As of September 30, 2006, at which time Spiral is classified as held for sale, Spiral’s annualized contract backlog, annualized company-defined contract backlog and multi-year company-defined contract backlog were $6.9 million, $8.2 million and $61.9 million, respectively.

	September 30,	December 31,	September 30,
	2006	2005	2005
	(amounts in thousands)
Annualized funded contract backlog	$105,100	$78,100	$98,900
Annualized unfunded contract backlog	70,500	110,700	108,000

Total annualized contract backlog	175,600	188,800	206,900
Expected 12-month value of future funding on proposals with high probability of winning procurement	97,800	84,800	59,200

Total annualized Company-defined backlog	$273,400	$273,600	$266,100

Total multi-year contract backlog	$484,500	$535,200	$621,000
Expected value of future funding on proposals with high probability of winning procurement	491,200	302,700	154,300

Total multi-year Company-defined backlog	$975,700	$837,900	$775,300

Annualized Company-defined backlog (by business area):
BMD	$134,300	$12 8,000	$120,800
Other DoD	131,700	137,800	136,000
Non-DoD	7,400	7,800	9,300

Total annualized Company-defined backlog	$273,400	$273,600	$266,100

     The annualized Company-defined contract backlog remained virtually equivalent with the prior year end decreasing from $273.6 million at the end of 2005 to $273.4 million as of September 30, 2006, a decrease of less than 0.1%. During the first nine months of 2006, BMD contract backlog increased $6.3 million while Other DoD and Non-DoD annualized contract backlog decreased $6.1 million and $0.4 million, respectively, during the first nine months of 2006.
     In the third quarter of 2006, the Company won eight significant awards comprised of five sole-source add-ons to existing prime contracts, two competitive subcontract awards and one competitive prime contract award. During the three months ended September 30, 2006, the Company lost six significant competitive bids submitted for four prime contracts and two subcontracts.
     In the National Security Systems Sector, the Applied Communications Technology Operation (ACTO) won three sole source add-ons from classified customers totaling $16.6 million. Each of the classified awards was for a period of one year. Additionally, the Information Systems Security Operation (ISSO) won a sole-source add-on to an existing prime contract with the DARPA for the Sapient Reflex Phase 2 Program. The add-on award was for $1.5 million over a one-year period. ISSO also won a sole-source add-on to an existing prime contract with the Department of Homeland Security (DHS) for the Domain Name Security Program. The award was for $2.0 million covering a two year period.
     In the Mission Systems Sector, the Space and Missile Defense Operation (SMDO) won three competitive bids for one prime contract and two subcontracts. The prime contract award was from the Air Force Space and Missile Center (AFSMC) for the Think Tank and Concept Studies Delivery Order in support of the Transformational Development Wing Program. The award was for $10 million covering a one-year period. SMDO, as a subcontractor to Intecon, Inc., also won a competitive indefinite delivery/indefinite quantity (IDIQ) subcontract for the U.S. Northern Command (NORTHCOM) Advisory and Assistance Services Program. The subcontract award was for an estimated $6.5 million over a five year period. Additionally, as a subcontractor to VET LLC, SMDO won a competitive IDIQ subcontract for the Vets Technological Services Program. The subcontract award was estimated at $22.0 million over a ten year period.
     In the National Security Systems Sector, ACTO lost a competitive bid submitted for a prime contract with a classified customer. This contract was valued at $12.5 million over five years. Additionally, ISSO lost three competitive bids submitted for prime contracts including one submitted to the Navy for $3 million over a three-year period for the Information Operation Support Program, one submitted to the Air Force Research Lab for $3.2 million over three years for the Semantically Aware Airborne Networking (SAAN) Program and one submitted to the DHS for $3.2 million over 30 months for the Intelligent Networks Program.
     In the Mission Systems Sector, the Defense Systems Technology Operation (DSTO) lost a competitive bid for a subcontract for the Joint Program Executive Office Joint Tactical Radio System (JTRS) Program. The subcontract was valued at $11.9 million over a five year period. During the third quarter, DSTO also lost a bid submitted to the Navy Program Executive Office for the Command, Control, Communcations, Computers and Intelligence (C4I) Program valued at $7.7 million over a five year period.

Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for all operations (continuing and discontinued):

	Balance at
	September 30,	December 31,	September 30,
	2006	2005	2005
Cash and cash equivalents	$32,810,000	$29,254,000	$39,494,000
Short-term investments	$12,711,000	$—	$—
Stockholders’ equity	$66,749,000	$68,042,000	$63,218,000
Subordinated notes payable	$9,857,000	$8,425,000	$9,134,000
Borrowings under line of credit	$—	$—	$—
Current ratio	2.5	2.6	2.5
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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2006. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at September 30, 2006.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of September 30, 2006, former employees held approximately 3.4% of the Company’s outstanding common stock.

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
Cash Flow Information
     During the nine months ended September 30, 2006, the Company’s cash balances for all operations (continuing and discontinued) increased $3.6 million compared with the prior year-end. Cash flows generated by the Company’s discontinued operation are not material and the future absence of these cash flows is not expected to have a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $40.5 million in cash during the first three quarters of 2006. The Company generated $13.1 million in net income through the nine months ended September 30, 2006. Non-cash expenses totaled $10.7 million, of which $7.8 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future. The Company generated $16.7 million in cash from working capital during the first three quarters of 2006. Cash flow from working capital was almost entirely generated by reductions in accounts receivable.
     Although year-to-date sales for all operations (continuing and discontinued) increased 9.7% in comparison with the corresponding period in 2005, accounts receivable for all operations declined 25.4% from $64.9 million at December 31, 2005 to $48.4 million at September 30, 2006. The decline in accounts receivable was due to several factors. Documentation delays existing at December 31, 2005 at a government payment office that hindered the Company’s ability to collect certain invoices were resolved during 2006. Additionally, a number of routine contracting issues or requirements that delayed invoicing on a variety of contracts were resolved or met over the past three quarters, allowing the Company to bill and collect temporarily unbillable receivables. The Company continues to emphasize rapid billing and collection of its receivables; however, there can be no assurance that the Company will be able to sustain its current level of cash flow, working capital and liquidity.
     Through the nine months ended September 30, 2006, the Company’s capital expenditures totaled approximately $3.4 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2006. Additionally, during the nine month period ended September 30, 2006, the Company invested $12.7 million in short-term investments with initial maturities ranging from three to nine months. Under generally accepted accounting principles, the Company classified such investments as short-term investments.
     During the nine months ended September 30, 2006, the Company repurchased a total of 822,105 common shares totaling approximately $34.5 million in connection with the aforementioned stock repurchase policies. Of the year-to-date total, $4.0 million was repurchased in exchange for promissory notes and $30.5 million was repurchased for cash. Year-to-date principal payments on promissory notes through September 30, 2006 totaled $2.6 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $9.3 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $3.0 million as a result of the income tax benefit relating to its stock compensation plans.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of September 30, 2006, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of September 30, 2006, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	4-5 years	years
Subordinated Promissory Notes	$9,857	$3,616	$5,128	$1,113	$—
Operating Leases	48,332	10,054	26,568	4,502	7,208

Total Contractual Obligations	$58,189	$13,670	$31,696	$5,615	$7,208

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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other postretirement benefit plan.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. The Company adopted the requirements of SAB 108 during the current quarter. The adoption of SAB108 did not have a material effect on the consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [“FSP 123(R)-3”], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently evaluating the alternative methods and has not determined the impact of this guidance on the Company’s financial position and/or results of operations.
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

Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 1, 2006. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
(b) Changes in Internal Controls
     There has been no change in the Company’s internal control over financial reporting that occurred in the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     (c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number of	Average	Purchased as Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs	or Programs
July
(7/3/06 – 7/30/06)	185,821	$41.25	76,795	—

August
(7/31/06 – 8/27/06)	46,287	42.45	27,960	$1,200,000

September
(8/28/06 – 10/1/06)	19,960	42.28	—	—

Total	252,068	$41.55	104,755	$1,200,000

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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for July in the above table represent the final stock repurchases from the April 21, 2006 stock repurchase date.
     During the third quarter of 2006, the Company announced a voluntary stock repurchase program with an expiration date of August 21, 2006. Total funds committed to this repurchase program aggregated $2,388,000, of which $1,188,000 (27,960 shares) were expended in August 2006. The balance ($1,200,000, or 28,241 shares) was expended in October 2006, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
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

SPARTA, INC.

(Registrant)

Date: November 10, 2006	By:	/s/ David E. Schreiman

David E. Schreiman
Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.