Form 10-K
period 2006-12-31
SPARTA INC /DE
filed 2007-03-29
CIK 875623

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant (based upon the formula stock price described in this Form 10-K) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $215,140,654.
As of February 25, 2007, 4,793,178 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding.
Portions of Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 1, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPARTA, Inc.
FORM 10-K

CAUTIONARY STATEMENT
     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed below under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
PART I
ITEM 1. BUSINESS
General
     SPARTA, Inc. (“SPARTA” or the “Company”) performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. Department of Defense (“DoD”), and the Intelligence Community. The Company analyzes complex technological, strategic and tactical issues necessary to define the requirements for new tactical and strategic weapons and defense systems, including systems for Ballistic Missile Defense (“BMD”); develops engineering solutions to accommodate conflicting technological, schedule, and budgetary requirements; and assists in the design, integration, evaluation and testing of software and hardware components. These activities include the development of sophisticated computer simulations, applications software, and functional algorithms depicting aspects of various weapons and defense systems and their operation, and the design, fabrication, and testing of prototype hardware. SPARTA’s technology development activities include research and development for laser systems; distributed interactive computer simulations; software development; battle management/command, control, and communications; artificial intelligence; information security; aircraft avionics; test range data acquisition; advanced materials and production technology; and composite materials. SPARTA also manufactures composite parts for aircraft, missile systems and automobiles.
     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 97% of the Company’s revenues in fiscal years 2006, 2005 and 2004. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration (“NASA”), accounted for an additional 2%, 1% and 1%, respectively, of the Company’s revenues, and 1%, 2% and 2%, respectively, of the Company’s revenues were derived from non-government customers during each of these years.
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
     BMD programs have historically been a significant source of revenues for the Company and, as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, terrorist events in recent years and the current Administration’s concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states have stabilized government funding in this area in recent years. The current Administration has made BMD a defense priority, when, for example, in 2001, the U.S. withdrew from the 1972 ABM treaty so that different architectures could be tested. BMD has continued to be a significant part of the Company’s business — in 2006, 2005 and 2004, BMD revenues accounted for 48%, 46% and 50%, respectively, of total sales.
     The U.S. BMD program is managed by the Missile Defense Agency (“MDA”), an umbrella agency in DoD that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA is responsible for preparing for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. MDA appropriations for government fiscal year (“GFY”) 2006 were $7.7 billion, a decrease of 13% from $8.8 billion in GFY 2005. The MDA budget is expected to increase to $9.3 billion, $9.5 billion and $10.0 billion for GFY 2007, 2008 and 2009, respectively. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads, and the current Administration’s BMD priority, will result in the continued funding of strategic defense programs by these agencies in the immediate future.
     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements.
     As more fully described in Note 11 to the consolidated financial statements, on April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (“Spiral”). This transaction was consummated on December 29, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2005, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006, 2005, and 2004. As used in this Report on Form 10-K, all references to the Company or SPARTA exclude Spiral, unless the context indicates otherwise.
     In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business.
     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 31, 2006; January 1, 2006; January 2, 2005; December 28, 2003; and December 29, 2002. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.
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
     Numerous trends in the defense and government contracting industry could affect the Company’s business. For example, in recent years there have been numerous consolidations and mergers in the defense industry. The Company believes that none of these mergers has had a significant adverse impact on the Company’s business activities. However, merger activity continues to be significant in the defense industry, and there can be no assurance that a future merger will not adversely impact the Company’s business. In addition, there has been a strong initiative within the government to out-source services, except those services that are inherently governmental functions, to the maximum extent possible. Because the Company has a significant engineering service business, the Company believes that this initiative should be favorable to the Company. However there can be no assurance that government support for this initiative will continue. Moreover, this initiative creates significant industry-wide demand for skilled technical staff who have security clearances. Such demand could result in the Company experiencing difficulty in recruiting and hiring technical staff, or result in increased labor costs for the Company. There can be no assurance that the Company will be successful in meeting its recruiting and hiring goals, or that labor costs will be in line with the Company’s expectations.
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
Company Strategy
     The Company’s strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 1,200 employees, of whom approximately 78% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.

     The Company focuses its business development efforts in seven strategic business areas — missile defense, national and military intelligence, tactical military systems, network centric warfare, hardware systems, space systems and homeland security. The Company believes that, based on its employees’ skill sets, these business areas offer the greatest potential for future growth. Many of these business areas offer greater growth potential than does missile defense (the Company’s largest business area). For example, whereas revenues in missile defense grew by 17% in 2006, revenues in homeland security, tactical military systems and national and military intelligence grew by 84%, 27%, and 13% respectively. Although the Company continues to believe that it has significant opportunities in these business areas, there can be no assurance that the Company will be able to convert these opportunities to future revenues.
     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company’s professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company’s existing areas of expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the MDA, evaluation of foreign military systems for the Army and computer security work for the Federal Bureau of Investigation (FBI) and the National Security Agency (NSA).
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
     The percentage of the Company’s revenues derived from prime contracts increased from 61% in 2005 to 65% in 2006. Under a prime contract, the Company’s contract costs include the cost of subcontractors who are performing work on the contract under the Company’s direction. Under a subcontract, the Company normally does not have subcontractors under its direction. The increase in revenue derived from prime contracts in 2006 was primarily due to two factors. First, revenue growth in the Company’s two largest business areas, missile defense and intelligence, was generated by new prime contracts including one prime contract from the MDA for a non-recurring project that accounted for approximately three quarters of the total increase in revenue from prime contracts. Simultaneously, revenue losses during 2006 occurred in programs such as the U. S. Army’s Future Combat Systems (FCS) Program where the Company performed as a subcontractor.

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
     The Company places significant emphasis on technical performance and client satisfaction, which are essential to the development of repeat business. Past performance is a government-mandated factor in determining contract awards. To facilitate promptness of service and interaction between the Company’s professional staff and government, civilian, and military personnel responsible for weapons and defense systems programs, the Company has established offices in approximately 20 locations in proximity to the agencies and other contractors for which the Company provides services. The Company also has employees on-site at a number of government and private contractor customer facilities. The Company’s managers have substantial autonomy to identify and pursue business opportunities for the Company. All staff members are encouraged to avail themselves of the broad diversity of expertise at other offices within the Company to ensure that the highest quality of service is provided to the Company’s customers.
     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company’s business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Companies which have acted as significant subcontractors to the Company include, among others, Science Applications International Corporation, Computer Sciences Corporation, L-3 Communications Corporation, Raytheon Company, Modern Technology Solutions, Inc., and General Dynamics. Companies for which the Company has acted as a significant subcontractor include, among others, the Northrup Grumman Corporation, Lockheed Martin Corporation, the Boeing Company, Science Applications International Corporation, Computer Sciences Corporation, the Raytheon Company, BAE Systems, Dynetics, Inc., General Atomics, Inc., Telcordia Technologies, Inc., and Teledyne Technologies, Inc.
U.S. Government Contracts
     Approximately 99% of the Company’s fiscal year 2006 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services, other agencies of the DoD and the Intelligence Community. The Company’s business is performed principally under cost reimbursement, fixed price, and fixed-rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.
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

     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. The distribution by contract type of the Company’s revenues in 2006, 2005 and 2004 is as follows (amounts in thousands, except percentages):

	2006		2005		2004
	Amount	% of total	Amount	% of total	Amount	% of total

Cost reimbursement	$158,928	54%	$136,044	51%	133,389	56%
Time and materials	54,026	18%	60,245	23%	49,997	21%
Fixed price (level of effort)	5,736	2%	4,829	2%	3,600	1%
Firm fixed price	78,459	26%	65,347	24%	53,105	22%
Other	185	0%	108	0%	198	0%

Total	$297,334	100%	$266,573	100%	$240,289	100%

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor’s indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency (“DCAA”) from time to time and the existence of higher priority projects. The Company’s indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2004 (fiscal year 2004). Indirect contract costs incurred subsequent to fiscal year 2004 have been recorded at amounts which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2005 will be audited and settled with the DCAA in fiscal year 2007 and that costs incurred in fiscal year 2006 will be audited and settled in fiscal year 2008.
     The Company’s contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. Government terminated for convenience several task orders on one of the Company’s contracts. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2 million for revenues earned on the terminated task orders prior to the effective date of the termination. As of December 31, 2005, the Company had received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations. There were no terminations of programs or contracts in 2005 or 2006 and the Company does not anticipate termination of any programs or contracts in 2007. However, no assurances can be given that such events will not occur. Changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company would materially affect the financial condition and/or results of operations of the Company.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2005, 2004 and 2003, annualized Company-defined backlog comprised 89%, 82% and 80% of sales for fiscal 2006, 2005 and 2004, respectively.
     The following table summarizes contract backlog and Company-defined backlog for continuing operations at the dates indicated. Backlog data presented in the table below excludes backlog generated by the Company’s discontinued operation, Spiral.

	December 31	December 31
	2006	2005
	(amount in thousands)

Annualized funded contract backlog	$87,600	$68,800
Annualized unfunded contract backlog	89,600	110,700

Total annualized contract backlog	177,200	179,500

Expected 12-month value of future funding on proposals with high probability of winning procurement	85,100	84,700

Total annualized Company-defined backlog	$262,300	$264,200

Total multi-year contract backlog	$434,600	$470,900
Expected value of future funding on proposals with high probability of winning procurement	312,300	302,500

Total multi-year Company-defined backlog	$746,900	$773,400

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
Competition
     The business in which the Company is involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of the Company’s new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost and past performance. There are many companies that compete in the service and technology areas and research and development areas in which the Company is engaged. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are minimal. Additionally, a substantial number of contracts are competitively bid, which may enable less established firms to capture contract awards based on price. Technical capability continues to be an important criterion for awarding contracts, but cost and past performance have increased in importance in recent years. Under the government’s performance-based approach to service contracting, performance is a key element in developing statements of work, selecting contractors, determining contract types and incentives, and performing contract administration.
     One of the important roles of the Company and its competitors is to assist the government in developing requirements for various programs and, on occasion, to assist the government in evaluating bids from weapons systems manufacturers on behalf of government defense procurement agencies. In response to those requirements, conflict-of-interest considerations usually preclude weapons systems manufacturers from competing for scientific, engineering and technical assistance service contracts (SETA). Principal competitive factors are technical competence and expertise, cost, and the reputation of the firm based on past performance. In addition, project-related experience is often an award criterion, and firms that have performed services in earlier phases of a project generally have an advantage in obtaining follow-on contracts for later phases. The Company believes the skills of its technical personnel are key to its growth and competitive position in its industry. See “Business-Industry Background” and “Business-Marketing.”
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
     The Company’s primary resource is its technical staff and administrative personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2006 and 2005, the Company experienced a relatively low level of voluntary employee turnover as the result of the Company’s efforts to minimize voluntary turnover. In 2006, the Company’s continuing operations were able to attract and hire approximately 190 equivalent full-time employees, replacing approximately 250 terminating employees, for a net decrease of approximately 60 equivalent full-time employees. Additionally, employees of the Company’s discontinued operation, Spiral, declined by approximately 20 full-time employees during the year leaving approximately 70 full-time employees that left the Company at year-end in connection with the spin-off of Spiral. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company, enhance the value of the Company’s employee stock ownership program, and maintain its other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2007.
     At December 31, 2006, the Company employed approximately 1,200 equivalent full-time employees, over 90% of whom are based in the Company’s and its customers’ facilities in California, the Washington D.C. metropolitan area, Colorado, and Alabama. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its employee relations are very good. The Company has not experienced any labor disputes or work stoppages during the last five years.
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
RISKS RELATED TO OUR INDUSTRY
Risks Related to Government Contracting
     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks on us and our business. Some of the key provisions are summarized as follows:
❑	Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual or more frequent basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. New Presidential Administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect our business. Failure of Congress to approve funding for a major program or contract, or a modification, curtailment, or termination of a major program or contract could have a material adverse effect on our financial condition and/or results of operations.

❑	Many of our multi-year contracts provide for the exercise by the government of unilateral options or award terms. There can be no assurance that the government will exercise such options or award terms.

❑	Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges could cause us to incur additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest were upheld, this could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on our financial condition and/or results of operations.

❑	U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by us, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. We have negotiated final indirect contract costs through fiscal year 2004. Indirect contract costs subsequent to fiscal year 2004 have been recorded at amounts which we expect to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on our financial condition and/or results of operations.

❑	We are subject to regulations regarding potential Organizational Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor’s judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations where a contractor competing for award of a contract possesses proprietary information as a result of work performed on another contract, or source selection information that is relevant to the new contract but is not available to all competitors. In particular, contractors such as ourselves who perform systems engineering, requirements work, and technical analysis may be precluded from being awarded a contract to supply the system or major components thereof. Violations of contractual OCI clauses could result in the U.S. Government terminating a contract for default. We carefully monitor our contracts and new business pursuits for potential OCI issues.

❑	A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the negotiation of certain contracts; Cost Principles and Cost Accounting Standards, which impose rules regarding the allowability and allocability of costs to U.S. Government contracts; and a variety of laws and regulations that govern the dissemination of information that is classified for national security purposes. These laws and regulations impose added costs on our business, and significantly affect the manner in which we conduct our business with our customers. Changes in or significant violations of these laws and regulations could result in unilateral downward adjustments to contract values, or the imposition of civil and/or criminal penalties, which could have a material adverse effect on our financial condition and/or results of operations.
Base Realignment and Closure (BRAC); MDA Re-Engineering
     In 2005, the BRAC Commission issued its recommendations (which subsequently became law) for realigning and closing a substantial number of military bases and facilities. In addition, MDA has initiated a major transformation of its approach to acquire and deploy a global missile defense system, a transformation that will significantly reduce its contractor support in the National Capital Region (NCR). Consistent with the BRAC recommendations, MDA intends to transfer major components of its efforts to Huntsville, Alabama and Colorado Springs, Colorado, and lesser components to Dahlgren, Virginia, Boston, Massachusetts, and Los Angeles, California. In addition, program elements remaining in the NCR will be drastically reduced in size and relocated to Fort Belvoir, Virginia.
     Much of the work that we currently perform for MDA in the NCR will transition to other geographic locations as the transformation is implemented over the next several years. If we are unsuccessful in retaining this work as it transitions to other geographic locations, it could have a material adverse effect on our financial condition and/or results of operations.
Changes in Government Procurement Strategies
     Over the last few years, many U.S. Government agencies have increasingly relied upon ID/IQ contracts, General Services Administration (GSA) schedule contracts, and other similar multiple award contract (MAC) vehicles. These contracts usually have more than one awardee, and receiving such a contract award merely gives us the right to compete for task orders against other companies that have the same contract vehicle. These contracts may have high contract value ceilings, but such ceilings usually have little relationship to the true contract value. Due to the nature of these types of contracts, there is uncertainty as to how much business we will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
     Additionally, some U.S. Government agencies have recently begun using firm fixed price contracts for procuring certain technical and analytical services that we provide. Historically, most of these services were performed under lower risk cost reimbursement or time and material contracts. Revenues on firm fixed price contracts comprised 26% of total revenues for continuing operations in 2006, up from 20% in 2003. As noted under the caption “Business — U.S. Government Contracts”, firm fixed price contracts involve greater performance risks. Although we have not experienced significant losses on firm fixed price technical and analytical service contracts to date, there can be no assurance that such performance will continue. If we fail to accurately estimate the ultimate costs of performing such contracts, or to control costs during performance of the work, we could incur reduced profit, or losses, from such contracts.
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

Competition in the Industry
     The business in which we are involved is very competitive and requires highly skilled and experienced technical personnel with appropriate levels of U.S. Government security clearances. Substantially all of our new business is acquired as a result of formal competitive solicitations, in which contracts are awarded on the basis of technical and management capabilities, cost, and past performance. There are many companies that compete in the service, technology and research and development areas in which we are engaged, many of which are significantly larger and have more resources than we do. Competition among these companies is intense because, among other things, capital requirements and other barriers to entry are generally minimal. Moreover, due to the growth of federal budgets in this area over the last few years, there is significant industry-wide demand for skilled technical staff who have security clearances. Due to such demand we could experience difficulty recruiting and hiring technical staff, or incur increased labor costs. There can be no assurance that we will be successful in meeting our recruiting and hiring goals, or that labor costs will be in line with our expectations. If we are unable to compete effectively in this environment, there could be a material adverse effect on our financial position and/or results of operations.
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
RISKS RELATED TO OUR BUSINESS
Concentration of Revenue with the U.S. Government
     We derive substantially all of our revenue from direct or indirect contracts with various U.S. Government agencies. During 2006, 99% of our revenue from continuing operations was derived from such contracts, and 48% of our revenue from continuing operations was derived from contracts related to BMD. In addition, government contracts and BMD programs comprised 99% and 52%, respectively, of our annualized contract backlog as of December 31, 2006. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position and/or results of operations. Among the factors that could affect our business are:
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
Loss of Small-Business Status
     Previously, we have qualified as a small business in most of our business areas because we had fewer than 1,000 employees (as calculated under the applicable eligibility rules), which is typically the principal requirement of the small business set-aside programs in which we have participated. As a result, pursuit of small business set-aside programs has historically been a key element of our strategy. However, we exceeded the eligibility threshold in January 2004 and, effective February 1, 2004 we were no longer qualified for small business set-aside contracts where the small-business threshold is 1,000 employees.
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
     Additionally, because we have lost our small business status, we are no longer eligible for the small business exemption from compliance with the full range of Cost Accounting Standards. In January 2007, we received our first contract subject to the full range of Cost Accounting Standards. Compliance with such standards will impose added administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers. For example, there may be an impact on the methods we use to determine pricing for contract proposals, or we may need to revise certain of our government cost accounting practices to conform to Cost Accounting Standards. Such revisions could have a material adverse effect on our financial position and/or results of operations.
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

Employee Misconduct
     We are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with U.S. Government regulations, violation of requirements concerning the protection of classified information, improper labor and cost charging to contracts, or misappropriation of government or third party property or information. The occurrence of such employee activities could result in our suspension or debarment from contracting with the U.S. Government or acting as a subcontractor on U.S. Government contracts, as well as the imposition of civil and/or criminal penalties which could have a material adverse effect on our financial condition and/or results of operations.
Potential Systems Failures
     We are subject to potential information systems failures, including network, software or hardware failures, whether caused by us, third party service providers, intruders or hackers, computer viruses, natural disasters, power shortages or terrorist attacks. Such failures could cause loss of data or interruptions or delays in our business or that of our customers. In addition, the failure or disruption of communications or utilities could cause us to interrupt or suspend our operations, or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption, or there may be damage to our reputation. As a result, there could be a material adverse effect on our financial condition and/or results of operations.
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
Future Acquisitions
     Historically, we have relied on internally generated growth for substantially all of our growth. In the future, however, we may use strategic acquisitions to supplement internal growth or to rapidly establish ourself in new markets. Acquisitions may pose additional risks to us, including:
❑	We may issue shares of our common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

❑	We may be unable to accurately assess the financial impact of an acquired business on our financial position and/or results of operations;

❑	We may be unable to novate, assign, or otherwise succeed to the acquired business’s U.S. Government contracts;

❑	We may be unable to effectively integrate the acquired business into our existing operations;

❑	We may be unable to retain key employees of the acquired business;

❑	We may be required to devote disproportionate management or other resources to negotiating, integrating, or financing an acquired business; and

❑	Recently, the government amended certain of its small business regulations to require companies who have small business set-aside contracts to re-certify as to their eligibility for such contracts upon a change in control. This re-certification requirement could result in the loss of anticipated acquired revenue streams if we acquired a business that relied upon small business set-aside programs for a substantial part of its revenues.
     These, and other risks, may result in an acquisition having a material adverse effect on our financial position and/or results of operations.
Indemnification of Directors, Officers and Employees
     As permitted under Delaware law, we have entered into agreements whereby we have agreed to indemnify our officers, directors, and certain employees in the event that claims are asserted against any such person for certain events or occurrences while they were serving as an officer, director or employee. We have a director and officer errors and omissions insurance policy that limits our exposure under the indemnification agreements. Accordingly, we believe the estimated fair value of our liabilities under these indemnification agreements is immaterial. However, the maximum potential amount of future payments, if any, we could be required to make under these indemnification agreements is unlimited. If we were required to make payments under these indemnification agreements beyond our insurance policy limit, it could have a material adverse effect on our financial position or results of operations.
RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE
Lack of Public Market; Restrictions on Transfer or Sale of Stock; Voluntary Repurchase Program
     There is no public market for our common stock, and we currently have no intention of listing our common stock on a public market in the foreseeable future. Moreover, our Amended and Restated Certificate of

Incorporation imposes significant restrictions on the ability of stockholders to transfer or sell shares of our common stock. See “Market for Registrant’s Common Equity and Related Stockholder Matters — Repurchase Rights of the Company, Restrictions on Transferability”.
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
Stock Price
     Our stock price is determined by our Board of Directors, pursuant to a stock price formula that is evaluated annually by reference to discounted cash flow analysis and other financial valuation techniques (see “Market For Registrant’s Common Equity and Related Stockholder Matters — Stock Price”). As such, a trading market of buyers and sellers does not determine our stock price. The stock price formula may not necessarily include variables that reflect all financial and valuation criteria that may be relevant. Moreover, the results of the annual valuation, or other unanticipated events, may require us to modify the stock price formula in the future, in order to ensure that the stock price formula produces a price within an appropriate range of fair market value. All stock repurchases occur at the stock price determined by the Board of Directors. The Board of Directors believes that the stock price determined using the stock price formula is within an appropriate range of fair market value. However, there can be no assurance that the stock price represents the value that would be obtained if our stock were publicly traded.
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
Possible Retirement Plan Legislation
     As of December 31, 2006, approximately 52% of our outstanding common stock is held by our retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of our common stock held by the retirement plan, the amount of our common stock that we can contribute to the plan, and the tax deductibility of contributions of our common stock to the plan. Such legislation also may require us to repurchase certain shares currently held by the retirement plan regardless of our self-imposed repurchase limitations. Enactment of such legislation may have a significant adverse effect on our liquidity and on our ability to continue to use our retirement plan as a principal component of our employee benefits package.
Leverage; Restrictive Debt Covenants
     As of December 31, 2006, we had debt totaling $12.5 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.
     In addition, we are subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of our assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of December 31, 2006, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     The Company’s corporate office, comprised of approximately 18,000 square feet of office space leased through February 2010, is located in Lake Forest, California. All of the Company’s other offices are also leased, and aggregate approximately 456,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; Omaha, Nebraska; and Arlington, Centreville and Hampton, Virginia. Leases on these and other Company facilities expire at various times through 2016. The aggregate annual rent expensed by the Company for all of its offices and facilities, during the fiscal year ended December 31, 2006, was approximately $9,609,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Lack of Public Market; Internal Repurchase Program
     The Company’s current employees and directors own substantially all of the outstanding stock of the Company, and it is the Company’s policy to restrict ownership of the Company’s stock to its then current employees and directors, to the extent possible. Accordingly, the Company’s Amended and Restated Certificate of Incorporation place restrictions on the transferability of the Company’s common stock and grant the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. For these and other reasons, no public market currently exists for the Company’s securities, and it is not likely that a public market will develop in the foreseeable future. However, in order to provide some liquidity for the shares of common stock owned by the Company’s stockholders, the Company has established and maintains a program which permits the Company’s stockholders to offer all, or any portion, of the shares they own for sale to the Company on February 21, May 21, August 21 or November 21, or at such other interim dates as the Board of Directors of the Company may designate from time to time (each a “Stock Repurchase Date”), at a per share price equal to the stock price as of such Stock Repurchase Date.
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
     Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, to retain all stockholdings among active employees and directors. However, as of December 31, 2006, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.3%.
Stock Price
     The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price formula is intended to calculate a stock price within an appropriate range of fair market value.
     The stock price formula, as currently in effect, provides that the stock price is equal to the sum of (i) a fraction, the numerator of which is the sum of the stockholders’ equity of the Company at the end of the fiscal quarter immediately preceding the date on which a stock price revision is to occur (“SE”), the aggregate principal amount of the long-term portion of the Company’s promissory notes at the end of such fiscal quarter (“SN”), and the aggregate exercise price of all stock options which were exercisable as of the end of such fiscal quarter (“CX”), and the denominator of which is the sum of the number of issued and outstanding shares of common stock and preferred stock of the Company (“SI”) and the number of shares of common stock issuable upon the exercise of stock options which are exercisable (“SV”) at the end of that fiscal quarter, and (ii) the product of 7 multiplied by the “future growth factor” (“FG”), multiplied by the average annual “earnings per share” of the Company for the eight fiscal quarters immediately preceding the price revision (“A”). (For this purpose, “earnings” is defined as net income (adjusted to exclude the effect of non-cash compensation expense associated with accounting for stock options) plus the tax benefits to the Company from option exercises, and “shares” include both outstanding shares and shares subject to vested stock options.) The “future growth factor”, or “FG”, is the lesser of 1.5 or the number obtained by dividing (a) the sum of the Company’s contract gross profits for the four fiscal quarters immediately preceding the date on which the price revision occurs, and the projected contract gross profits for the four fiscal quarters immediately following the end of such prior period by (b) the Company’s contract gross profits during the eight fiscal quarters immediately preceding the price revision, and squaring the quotient so obtained. The formula stock price, expressed as an equation, is as follows:
Where:

SE =	Stockholders’ equity, which includes all common and preferred stock

SN =	Aggregate principal amount of promissory notes (long term portion)

CX =	Aggregate exercise price of vested stock options

SI =	Number of shares of common and preferred stock issued and outstanding

SV =	Number of shares subject to vested stock options

FG =	The lesser of 1.5 or contract gross profits over the past four fiscal quarters plus projected contract gross profits over the next four fiscal quarters divided by contract gross profits over the past eight fiscal quarters, the quotient of which is squared

A =	Average annual “earnings per share” (as defined) for the preceding eight quarters
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
     The stock price formula does not include liquidity as a factor in determining the stock price. However, an extended period of limited liquidity might require the Board of Directors to change the stock price formula to factor in the lack of liquidity. The stock price is reviewed annually by a nationally recognized valuation firm to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2006, determined that, at that time, the formula was producing a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. As part of its methodology to value the Company, the nationally recognized valuation firm assesses market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and performs a discounted cash flow analysis.
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
Price Range of Common Stock
     Shares that are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder’s association with the Company, are repurchased at a price that is equal to the stock price then in effect. The following table sets forth information regarding the stock price of the common stock for the periods after the dates indicated:

Stock Price per Share of Common Stock
2006		2005
January 23	$42.53	January 21	$36.90
April 21	41.25	April 21	40.87
July 21	42.49	July 21	40.96
October 20	41.39	October 21	42.12
     The current stock price, determined as of January 22, 2007, is $42.78 per share.

Dividend Policy
     The Company’s present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its stock and does not anticipate that it will do so in the foreseeable future. The Company’s bank loan agreement prohibits the payment of dividends by the Company without the bank’s prior consent.
Record Holders
     As of February 25, 2007 there were 1,178 holders of record of the Company’s common stock.
Repurchase Rights of the Company, Restrictions on Transferability
     All shares of the Company’s common stock are subject to the Company’s right (but not obligation) to repurchase such shares in the event of a termination of the holder’s association with the Company. All shares of the Company’s common stock are also subject to (i) the Company’s right of first refusal to purchase such shares in the event a holder desires to transfer them to a third party, and (ii) other significant restrictions on transferability set forth in the Company’s Amended and Restated Certificate of Incorporation.
Issuer Purchases of Equity Securities
     As previously discussed, the Company has the right, but not the obligation, to repurchase shares of the Company’s common stock in the event of a termination of the stockholder’s association with the Company. In addition, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase dates are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Lack of Public Market; Internal Repurchase Program.” The following table presents the total repurchases by the Company, as well as repurchases under the voluntary stock repurchase program, during the fourth quarter of 2006.

			Total Number of Shares	Maximum Number (or
	Total		Purchased as Part of	Approximate Dollar Value) of
	Number of	Average	Publicly Announced	Shares that May yet Be
	Shares	Price Paid	Plans	Purchased under the Plans or
Period	Purchased	per Share	or Programs	Programs

October (October 2, 2006 -	71,396	$42.45	28,242
October 29, 2006)

November (October 30, 2006 -	75,858	41.40	28,545	$1,200,000
November 26, 2006)

December (November 27, 2006 -	276,555	41.39
December 31, 2006)

     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for October in the above table represent the final stock repurchases from the August 21, 2006 stock repurchase date.
     During the fourth quarter of 2006, the Company announced a voluntary stock repurchase program with an expiration date of November 21, 2006. Total funds committed to this repurchase program aggregated $2,381,000, of which $1,181,000 (28,545 shares) was expended in December, 2006. The balance ($1,200,000 for 28,992 shares) was expended in January 2007, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right to repurchase shares upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Repurchase Rights of the Company, Restrictions on Transferability.”
ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 31, 2006. These tables should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K.

	Operating Data for the Years Ended December 31 (1) (2)
	(amounts in thousands except EPS and share data)
	2006	2005	2004	2003	2002
Sales	$297,334	$266,573	$240,289	$190,116	$142,844

Income from continuing operations	$17,046	$17,088	$15,854	$11,003	$8,249
Income from discontinued operations	166	15	133	186	654

Net income	$17,212	$17,103	$15,987	$11,189	$8,903

Earnings per share
Basic
Income from continuing operations	$3.31	$3.26	$3.04	$2.18	$1.63
Income from discontinued operations	0.03	—	0.03	0.04	0.13

	$3.34	$3.26	$3.07	$2.22	$1.76

Diluted earnings per share
Income from continuing operations	$3.12	$2.98	$2.80	$2.02	$1.48
Income from discontinued operations	0.03	—	0.02	0.03	0.12

	$3.15	$2.98	$2.82	$2.05	$1.60

Weighted average common shares outstanding	5,156,168	5,242,151	5,206,838	5,049,098	4,863,209

	Balance Sheet Data as of December 31 (1) (2)
	(amounts in thousands except EPS and share data)
	2006	2005	2004	2003	2002
Total assets	$118,355	$112,546	$96,011	$76,958	$59,364
Working capital	$54,125	$59,717	$46,356	$34,837	$24,721
Long term liabilities	$8,083	$6,587	$8,380	$5,991	$8,728
Stockholders’ equity	$61,412	$68,042	$50,727	$39,267	$25,002

(1)	The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 31, 2006; January 1, 2006; January 2, 2005; December 28, 2003; and December 29, 2002. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

(2)	As discussed in Note 11 to the consolidated financial statements, the Company completed the divestiture of its wholly-owned subsidiary, Spiral, in December 2006. The financial statements for all prior periods have been restated to reflect the results of operations of the wholly-owned subsidiary in discontinued operations.
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with “Item 6 — Selected Financial Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
Overview
     The Company performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. DoD and various intelligence agencies. In 2006, the Company derived approximately 97% of its revenues from contracts with the DoD and various intelligence agencies. BMD programs contributed approximately 48% of total revenues. Other DoD programs, which contributed approximately 49% of total revenues, comprise a broad range of programs, including national and military intelligence, tactical hardware and software systems, and strategic and tactical space systems. The Company derived the remaining 3% of total revenues from various non-DoD government departments and agencies, such as the Department of Homeland Security and NASA, and from commercial programs.

     Profitability on government contracts is dependent upon many factors. One significant factor is the type of contract under which the work is performed. In 2006, the Company generated approximately 54%, 18% and 26% of its total revenues from cost reimbursement, time and materials, and firm fixed price contracts, respectively. Under cost reimbursement contracts, the Company’s revenues comprise allowable contract costs plus applicable fee, which, under the terms of the contract, may be fixed or determined based on the customer’s evaluation of the Company’s performance. Accordingly, under a cost reimbursement contract, the Company generally takes on less risk, and therefore generally earns a lower fee rate. Under time and materials contracts, the customer agrees to pay a specific negotiated rate for each hour worked on the contract and to reimburse materials at cost, and under firm fixed price contracts, the Company agrees to perform the work for a fixed price. Thus, the Company’s profitability on time and materials and firm fixed price contracts depends to a large extent on its ability to effectively manage the costs of contract performance. Because the Company takes on a greater degree of risk under such contracts, including the risk of realizing a loss, profit rates on such contracts can generally be higher than on cost reimbursement contracts.
     Contract costs comprise both direct costs of performing work on the contract and allocable indirect costs. Direct costs include labor costs for employees working directly on the contract, the cost of subcontractors performing work on the contract, and the cost of materials and travel incurred in the course of contract performance. Indirect costs include fringe benefits for the Company’s employees, labor costs for employees supervising contract performance and for administrative functions, facility and equipment costs, and other similar costs incurred in the ordinary course of business. Indirect costs, as well as direct costs on cost reimbursement contracts, are subject to audit and adjustment. The Company’s contract costs have been audited and settled through fiscal 2004; contract costs incurred subsequent to 2004 have been recorded at amounts which the Company expects to realize upon final settlement. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     As more fully described in Note 11 to the consolidated financial statements, on April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral. This transaction was consummated on December 29, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2005, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006, 2005, and 2004.
     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 31, 2006; January 1, 2006; January 2, 2005; December 28, 2003; and December 29, 2002. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

Results of Operations
     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	2006	2005	2004
Sales	$297,334	$266,573	$240,289
Sales by business area, as a percentage of total sales
BMD	48%	46%	50%
Other DoD	49%	51%	47%
Non-DoD	3%	3%	3%
Operating income	$28,593	$28,359	$24,970
Operating margin	9.6%	10.6%	10.4%
Income from continuing operations	$17,046	$17,088	$15,854
Income from discontinued operations	$166	$15	$133

Net income	$17,212	$17,103	$15,987

2006 compared to 2005
     Revenue from continuing operations increased 12%, from $266.6 million in 2005 to $297.3 million in 2006. The most significant contributors to the Company’s revenue growth in 2006 were BMD programs, where revenue increased 17%, from $121.5 million in 2005 to $142.1 million in 2006. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $2.3 million decline in support to Army BMD programs, resulting from budget cuts on these programs.
     Revenue from continuing operations on DoD programs other than BMD increased 7%, from $137.2 million in 2005 to $146.8 million in 2006. The increase in revenue derived from Other DoD programs was due to several factors. Revenues on a variety of intelligence programs increased $11.0 million as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. Other DoD revenues also increased $4.4 million due to expanded engineering support on a variety of Army tactical system training missions and $2.3 million due to the start of phase two of a bio-detection technology program for the Defense Advanced Research Projects Agency (DARPA). Offsetting these increases were decreases in Other DoD revenues due to a $7.9 million decline in modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program and a $4.4 million decrease in production of composite parts on a U.S. Army missile program. Revenue from continuing operations on non-DoD programs increased 6%, from $7.9 million in 2005 to $8.4 million in 2006.
     Income from continuing operations before taxes as a percentage of revenue decreased from 10.6% in 2005 to 9.6% in 2006. The decline in income from continuing operations is primarily due to three factors. First, the Company experienced an increase in the percentage of revenues derived from cost reimbursable contracts. During 2006, cost reimbursable contracts comprised 54% of sales from continuing operations, compared with 51% of sales from continuing operations in 2005. The Company generally earns lower profits on cost reimbursable contracts than it does on time and material and fixed price contracts due to the lower risk associated with such contract types. Additionally, the Company experienced lower profitability during 2006 on certain production contracts associated with a long-term production program that were essentially completed prior to replacement programs reaching the production phase. Finally, during 2005, the Company’s operating income from continuing operations was favorably impacted by the recognition of revised estimates of revenue and profit on certain fixed price contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
     Net interest income increased 118% from $527,000 in 2005 to $1,150,000 in 2006. The increase in net interest income was due to higher investment balances and the overall increase in average short- and medium-term interest rates during the year. The average cash balance available for investment increased 17% from $30.6 million in 2005 to $35.7 million in 2006. Additionally, early in 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates.

     The Company’s effective income tax rate was 43% and 41% in 2006 and 2005, respectively. The increase in the effective tax rate in 2006 is primarily attributable to an increase in certain stock compensation expense that is not deductible for income tax purposes.
2005 compared to 2004
     As more fully described in Note 4 to the Consolidated Financial Statements, in April 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies. The contracts acquired in this asset purchase contributed $6.6 million in revenues from continuing operations in 2005.
     Revenue from continuing operations increased 11%, from $240.3 million in 2004 to $266.6 million in 2005. The most significant contributors to the Company’s revenue growth from continuing operations in 2005 were DoD programs other than BMD, where revenue increased 20%, from $114.4 million in 2004 to $137.2 million in 2005. A primary contributor to this increase was the U.S. Army’s Future Combat Systems (FCS) program, to which the Company provides modeling, simulation and logistics support. During 2005, revenues on this program increased $10.4 million over 2004 revenues. In addition, the Company increased revenue on programs for a variety of national and military intelligence agencies by $15.6 million, largely as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. However, approximately $6.0 million of the increased revenue on intelligence programs resulted from the acquired McAfee Research contracts. During 2005, the Company also increased revenue by $4.5 million on a variety of space system support programs for the U.S. Air Force. Offsetting these revenue increases was a $6.9 million decrease in revenues from a variety of training, logistics and programmatic support programs for the U.S. Army, largely as a result of the U.S. Government terminating for convenience several task orders on a large training contract (See “Business — U.S. Government Contracts”). In addition, the Company experienced decreased revenues in a number of homeland security programs.
     Revenue from continuing operations on BMD programs increased 2%, from $119.5 million in 2004 to $121.5 million in 2005. In addition to continuing its scientific engineering and technical assistance (SETA) support for BMD systems engineering and command and control, the Company generated further growth in other BMD program elements, such as Transition to Readiness and Test and Evaluation Support. Offsetting this growth, however, was a $4.9 million decline in the Company’s level of support to a variety of U.S. Army BMD programs.
     Revenue from continuing operations on non-DoD programs increased 23%, from $6.4 million in 2004 to $7.9 million in 2005. Approximately $0.6 million of this increase is attributable to revenues from the acquired McAfee Research contracts, and $0.6 million is attributable to increased revenues on a commercial automobile parts contract.
     Income from continuing operations as a percentage of revenue increased slightly from 10.4% in 2004 to 10.6% in 2005. Increases in income from operations continued to be primarily attributable to changes in the mix of contract types, as the Company has continued to experience a decline in the percentage of revenues derived from cost reimbursable contracts. Revenue on cost reimbursable contracts declined from 56% of total sales in 2004 to 51% in 2005. In 2005, the combination of firm fixed price contracts and time and materials contracts comprised 47% of total revenue, an increase from 43% in 2004. Because the Company bears greater risk on firm fixed price and time and materials contracts, the gross profit rate on these contract types is generally higher.
     Net interest income increased 315%, from $127,000 in 2004 to $527,000 in 2005. The increase in net interest income was due to higher investment balances and the overall increase in short-term interest rates during the year. The average cash balance available for investment increased 37%, from $22.3 million in 2004 to $30.6 million in 2005, whereas the average level of interest-bearing debt changed only minimally. Short-term interest rates increased throughout 2005. For example, the average weekly yield-to-maturity of three-month Treasury bills was 1.39% in 2004, compared with 3.22% in 2005.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2005, 2004 and 2003, annualized Company-defined backlog for continuing operations comprised 89%, 82% and 80% of sales for continuing operations for fiscal 2006, 2005 and 2004, respectively.
     The following table summarizes contract backlog and Company-defined backlog for continuing operations at the dates indicated. Backlog data presented in the table below excludes backlog generated by the Company’s discontinued operation, Spiral.

	December 31	December 31
	2006	2005
	(amount in thousands)

Annualized funded contract backlog	$87,600	$68,800
Annualized unfunded contract backlog	89,600	110,700

Total annualized contract backlog	177,200	179,500
Expected 12-month value of future funding on proposals with high probability of winning procurement	85,100	84,700

Total annualized Company-defined backlog	$262,300	$264,200

Total multi-year contract backlog	$434,600	$470,900
Expected value of future funding on proposals with high probability of winning procurement	312,300	302,500

Total multi-year Company-defined backlog	$746,900	$773,400

Annualized Company-defined backlog (by business area):
BMD	$136,900	$128,000
Other DoD	120,400	130,100
Non-DoD	5,000	6,100

Total annualized Company-defined backlog	$262,300	$264,200

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

     The annualized Company-defined backlog for continuing operations decreased slightly from $264.2 million in 2005 to $262.3 million in 2006, a decrease of less than 1%. BMD annualized Company-defined backlog increased $8.9 million, or 7%, from 2005 to 2006, primarily as the result of the contract wins and sole-source contract extensions discussed in the next paragraph. Other DoD annualized Company-defined backlog decreased $9.7 million, or 7%, from 2005 to 2006. Non-DoD annualized Company-defined backlog decreased $1.1 million, or 18%, from 2005 to 2006.
     The following highlights representative contract wins during 2006 that contributed to annualized and multi-year Company-defined backlog. For ID/IQ and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
❑	Subcontract with VET LLC to support the Vets Technological Services Program, estimated value of $22 million over ten years.

❑	Sole source add-on to the Missile Defense Agency (MDA) prime contract for the Test and Assessment Program, estimated value of $13.6 million over one year.

❑	Prime contract with the Air Force Space and Missile Center (AFSMC) for the Think Tank and Concept Studies Delivery Order in support of the Transformational Development Wing Program, estimated value of $10 million over one year.

❑	Subcontract with Intecon, Inc. to support the U.S. Northern Command (NORTHCOM) Advisory and Assistance Services Program, estimated value of $6.5 million over five years.

❑	Six sole source add-ons to existing contracts and subcontracts with classified customers, total estimated value of $23.4 million over performance periods ranging from six months to one year.

❑	Three sole source contract/task-order awards to provide technical support to the Federal Bureau of Investigation (FBI) with an estimated value of $5.5 million over one year and a sole source add-on to the Company’s existing contract with the FBI for the Data Processing Support program, estimated value of $1 million over one year.
❑	Two sole source add-ons to the Company’s existing MDA prime contract for Command and Control, Battle Management, and Communications Scientific Engineering and Technical Assistance (SETA), estimated values of $3.7 million and $2.4 million over periods of one year and nine months, respectively.

❑	Sole source prime contract for the U.S. Army Intelligence and Security Command (INSCOM) Engineering Support Program, estimated value of $3.6 million over one year.

❑	Sole source add-on to an existing prime contract with the Department of Homeland Security (DHS) for the Domain Name Security Program, estimated value of $2 million over two years.
Liquidity and Capital Resources
Overview
     The Company’s principal sources of capital for funding its operations are funds generated by ongoing business activities, proceeds from the exercise of stock options and the issuance of common stock, and income tax benefits related to the Company’s stock compensation plans. These sources may be augmented, as necessary, by borrowings under the Company’s bank line of credit. The principal uses of capital are for the repurchase of stock, repayments of amounts borrowed under the bank line of credit, principal payments on promissory notes, and capital expenditures.
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
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, as of December 31, 2006, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.3%.
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
     The following table sets forth, for the periods indicated, selected financial information related to liquidity:

	Balance at December 31
	2006	2005	2004
Cash and cash equivalents	$23,379,000	$29,254,000	$29,455,000
Short-term investments	$14,861,000	$—	$—
Stockholders’ equity	$61,412,000	$68,042,000	$50,727,000
Notes payable	$12,486,000	$8,425,000	$10,407,000
Borrowings under line of credit	—	—	—
Current ratio	2.10	2.60	2.30
Cash Flow Information
     At 2006 year end, the Company’s cash balances for all operations (continuing and discontinued) were $5.9 million less than at 2005 year end, and the Company’s cash balances for all operations at 2005 year end were $0.2 million less than at 2004 year end. Cash flows generated by the Company’s discontinued operation are not material and the future absence of these cash flows is not expected to have a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $42.9 million, $21.4 million, and $21.4 million in cash during 2006, 2005 and 2004, respectively. The Company generated net income of $17.2 million, $17.1 million and $16.0 million during 2006, 2005 and 2004, respectively. Non-cash expenses in 2006 totaled $13.5 million, of which $9.7 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. During 2005 and 2004, non-cash expenses totaled $12.7 million and $10.4 million, respectively, of which $8.7 million and $7.8 million were related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue this practice for the foreseeable future.

     During 2006, 2005 and 2004 the Company generated cash flow (in the form of a reduction in its tax liabilities) as a result of the income tax benefit relating to its stock compensation plans. Effective the first day of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). Accordingly, the excess tax benefit of $4,695,000 for the year ended December 31, 2006 is classified as a financing cash flow while excess tax benefits of $6,037,000 and $4,022,000 for the years ended December 31, 2005 and 2004, respectively, are classified as operating cash flows.
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
     During 2006, the Company generated $14.1 million in cash for working capital, of which $7.1 million and $4.1 million, respectively, were generated by increases in accounts payable and billings in excess of costs plus earnings. Other increases in working capital were due to declines in prepaid income taxes and accounts receivable.
     During 2005, the Company used $14.8 million in cash for working capital, of which $14.1 million was used to fund an increase in accounts receivable (net of changes in billings in excess of costs plus earnings). Accounts receivable, net of billings in excess of costs plus earnings, increased 25% in 2005, due in part to a 10% total Company sales increase. Additionally, accounts receivable balances increased significantly in December 2005 due primarily to documentation delays at a government payment office, resulting in a delay in the Company’s ability to collect certain invoices. These delays were resolved in early 2006. Other changes in working capital were primarily due to the timing of payments for current liabilities and certain prepaid costs and expenses.
     Capital expenditures totaled $4.4 million, $3.6 million and $4.6 million in 2006, 2005 and 2004, respectively. As a percentage of sales, capital expenditures totaled 1.4%, 1.3% and 1.8% in 2006, 2005 and 2004, respectively. The increased level of capital expenditure in 2004 was primarily for expansion of certain of the Company’s facilities. The Company currently expects its capital expenditures to remain at essentially the same level in 2007, at approximately $4.3 million. Additionally, during 2006, the Company invested $14.9 million in short-term investments with initial maturities ranging from three to nine months. Under generally accepted accounting principles, the Company classified such investments as short-term investments rather than as cash equivalents. As described in Note 4 to the consolidated financial statements, the Company expended $1.5 million in 2005 to fund the acquisition of the assets of McAfee Research, a division of McAfee, Inc.
     Proceeds from the issuance of common stock, primarily resulting from the exercise of employee stock options, totaled $13.9 million, $14.3 million and $11.6 million in 2006, 2005 and 2004, respectively.
     In connection with the stock repurchase program discussed above, the Company repurchased a total of approximately 1,246,000, 736,000, and 924,000 common shares in 2006, 2005, and 2004, respectively. Such repurchases totaled $52.1 million, $28.9 million and $27.9 million, respectively, of which $44.4 million, $27.8 million, and $23.0 million, respectively were for cash and $7.7 million, $1.1 million, and $4.9 million were repurchased in exchange for promissory notes issued by the Company during 2006, 2005 and 2004, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $3.6 million, $3.1 million, and $2.6 million in 2006, 2005 and 2004, respectively. Repurchases during 2006 included 116,000 shares totaling $4.8 million that were exchanged in connection with the divestiture of Spiral or repurchased by the Company from persons whose association with the Company terminated as a result of the divestiture.
     As of December 31, 2006, approximately 52% of the Company’s outstanding common stock was held by the Company’s retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock to the plan. Enactment of such legislation may have a significant adverse effect on the Company’s liquidity.
     The Company had cash balances of $23.4 million as of December 31, 2006. Of this total, approximately $7.4 million was held to fund the Company’s 2006 profit sharing and 401(k) matching contributions to the Company’s retirement plan. This funding occurred in January 2007.
     During 2006, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to promissory notes and operating lease commitments. As of December 31, 2006, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 31, 2006, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Promissory Notes	$12,486	$4,417	$5,973	$1,791	$305
Operating Leases	39,236	8,340	20,184	3,972	6,740

Total Contractual Obligations	$51,722	$12,757	$26,157	$5,763	$7,045

Effects of Inflation
     The majority of the Company’s contracts are cost reimbursement type contracts or are completed within one year. As a result, the Company has been able to anticipate increases in costs when pricing its contracts. Bids for longer term fixed-price and time-and-materials type contracts typically include provisions for labor and other cost escalation in amounts expected to be sufficient to cover cost increases over the period of performance. Consequently, while costs and revenues include an inflationary increase commensurate with the general economy, the effects of inflation have not significantly impacted net income as a percentage of revenues.
Effects of Federal Funding for Defense Programs
     The Company continues to derive substantially all of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. During 2004, the U.S. Government terminated for its convenience several task orders on one contract. The contract value of the terminated task orders totaled approximately $22 million; however, approximately $9 million of the total termination amount was incurred prior to the effective date of the termination. As of December 31, 2004, the Company had accounts receivable totaling approximately $2.1 million for revenues earned on the terminated task orders prior to the effective date of the termination. As of December 31, 2005, the Company had received payment for all revenues earned on the terminated task orders. The termination did not have a material effect on the Company’s financial condition or results of operations. There were no terminations of programs or contracts in 2005 or 2006 and the Company does not anticipate any additional termination of programs or contracts in 2007. However, no assurances can be given that such events will not occur.
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
     Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2004. Costs incurred by the Company subsequent to fiscal year 2004 have not yet been audited and settled by the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     Estimated fair value of common stock — The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price is reviewed annually by a nationally recognized valuation firm to determine if the formula produces a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2006, determined that, at that time, the formula was producing a stock price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the formula stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the formula stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the formula stock price has not been required.
Recent Accounting Pronouncements
     In February 2007, The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other Company-funded postretirement benefit plan.
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. The Company adopted the requirements of SAB 108 during 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it requires expanded disclosure for certain tax matters. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [“FSP 123(R)-3”], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). During 2006 the Company evaluated the two alternatives and elected to use the method described in FSP 123(R)-3 to calculate the initial pool of excess tax benefits. Using the alternative transition method, the Company calculated an initial pool of excess tax benefits of approximately $13.6 million.
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
     The Company has established investment policies designed to protect the safety, liquidity and yield of its invested capital resources. These policies establish guidelines on acceptable instruments in which to invest, require diversification in the investment portfolio, and provide for maximum maturity dates. In addition, the Company does not invest in derivative financial instruments. As a result of these policies, the Company generally invests in financial instruments that mature in nine months of less. Management believes that the short maturity periods limit the risk of principal loss due to a significant change in interest rates.

     The Company has historically collected most of its accounts receivable within 90 days. At December 31, 2006, long-term accounts receivable (contract retentions) comprised approximately $2.0 million, or 3.0% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.
     The Company did not borrow on its bank line of credit during 2006, and does not anticipate the need to borrow on this line in the foreseeable future. The Company’s only long-term debt obligations as of December 31, 2006 are promissory notes issued in connection with the repurchase of common stock from certain former employees. The principal balance of these promissory notes was $12.5 million at December 31, 2006. Because these notes bear interest at variable interest rates that generally fluctuate in step with market interest rates, the fair value of the notes is not materially different.
     FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM rates. Accordingly, in periods of declining interest rates, the Company’s FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues. However, in fiscal 2006, FCCM comprised approximately 0.2% of revenues for continuing operations and approximately 2% of operating income for continuing operations. Therefore, changes in FCCM rates resulting from changes in the level of prevailing interest rates would not normally be expected to have a material effect on the Company’s results of operations.
     The Company does not believe that there is significant interest rate risk related to its investments, promissory notes and cost of money. Based on the principal balances as of December 31, 2006, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased annual interest expense to the Company of approximately $375,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company’s FCCM rates, thereby mitigating the impact of the increased interest expense.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a)(1) and (2).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s principal executive and principal financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.

Changes in Internal Controls
     There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Regarding Directors
     The information under the caption “Election of Directors” and “Director Independence” appearing in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2007 (the “Proxy Statement”) is incorporated herein by reference.
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
Code of Ethics
     In addition, the Company makes available free of charge on its Internet web site its Standards of Business Conduct, which is a code of ethics that applies to all of the Company’s employees, including its Chief Executive Officer, Chief Financial Officer, Controller, and other individuals performing similar functions. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K (regarding amendments to, or waivers from, such code of ethics) by posting such information on its Internet web site.
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
Equity Compensation Plan Information

	December 31, 2006
			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,975,993	$34.76	3,883,867

Equity compensation plans not approved security holders (1)	—	—	353,565

Total	1,975,993	$34.76	4,237,432

(1)	The Company has a restricted stock compensation plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a “rabbi” trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of December 31, 2006, the Company had issued an aggregate of 146,435 shares under the plan, of which 18,205 shares were unvested.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information under the captions “Certain Relationships and Related Transactions” and “Director Independence” appearing in the Proxy Statement is incorporated herein by reference.
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
(b)	The exhibits listed in the accompanying Index to Exhibits at page 59 are filed as part of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SPARTA, Inc.:
We have audited the accompanying consolidated balance sheets of SPARTA, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of SPARTA, Inc. for the year ended December 31, 2004, were audited by other auditors whose report dated March 30, 2005, except for Note 11, as to which the date is March 15, 2007, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPARTA, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, SPARTA, Inc. changed its method of accounting for share-based payments in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
/s/ Ernst & Young LLP
Irvine, California
March 21, 2007,
     except for the first three paragraphs in Note 8a), as to which the date is March 27, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SPARTA, Inc.:
In our opinion, the accompanying consolidated statement of income, stockholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of SPARTA, Inc. and its subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 30, 2005,
     except for Note 11, as to which the date is March 15, 2007

CONSOLIDATED BALANCE SHEET
          at December 31

	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$23,379,000	$29,254,000
Short-term investments	14,861,000	—
Receivables, net	63,193,000	62,746,000
Prepaid expenses	1,312,000	1,312,000
Prepaid income taxes	240,000	2,112,000
Assets of discontinued operations	—	2,210,000

Total current assets	102,985,000	97,634,000

Equipment and improvements, net	12,096,000	10,701,000
Intangible assets, net	172,000	858,000
Other assets	3,102,000	3,353,000

TOTAL ASSETS	$118,355,000	$112,546,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$19,783,000	$19,748,000
Accounts payable and other accrued expenses	16,593,000	9,422,000
Billings in excess of costs plus earnings	6,702,000	2,598,000
Current portion of notes payable	4,417,000	2,432,000
Deferred income taxes	1,365,000	2,722,000
Liabilities of discontinued operations	—	995,000

Total current liabilities	48,860,000	37,917,000

Notes payable	8,069,000	5,993,000
Deferred income taxes	14,000	594,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value; 25,000,000 shares authorized; 9,184,372 and 8,396,762 shares issued; 4,858,189 and 5,316,493 shares outstanding	92,000	84,000
Additional paid-in capital	130,940,000	102,685,000
Retained earnings	69,025,000	51,813,000
Treasury stock, at cost	(138,645,000)	(86,540,000)

TOTAL STOCKHOLDERS’ EQUITY	61,412,000	68,042,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,355,000	$112,546,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
          for the three years in the period ended December 31

	2006	2005	2004
Sales	$297,334,000	$266,573,000	$240,289,000

Costs and Expenses:
Labor costs and related benefits	145,904,000	137,712,000	115,892,000
Subcontractor costs	94,278,000	73,132,000	78,238,000
Facility costs	17,071,000	16,222,000	12,998,000
Travel and general and administrative costs	11,488,000	11,148,000	8,191,000

Total costs and expenses	268,741,000	238,214,000	215,319,000

Operating income	28,593,000	28,359,000	24,970,000

Interest income	(1,694,000)	(945,000)	(329,000)
Interest expense	544,000	418,000	202,000

Income from continuing operations before provision for income taxes	29,743,000	28,886,000	25,097,000

Provision for taxes on income	12,697,000	11,798,000	9,243,000

Income from continuing operations	17,046,000	17,088,000	15,854,000

Discontinued operations (Note 11)
Income from discontinued operations of Spiral Technology, Inc. before income taxes	112,000	39,000	242,000
Provision for taxes on income	45,000	24,000	109,000
Gain on spin-off of discontinued operations, net of tax	99,000	—	—

Total income from discontinued operations	166,000	15,000	133,000

Net income	$17,212,000	$17,103,000	$15,987,000

Earnings per share:
Basic:
Income from continuing operations	$3.31	$3.26	$3.04
Income from discontinued operations	0.03	—	0.03

	$3.34	$3.26	$3.07

Diluted:
Income from continuing operations	$3.12	$2.98	$2.80
Income from discontinued operations	0.03	—	0.02

	$3.15	$2.98	$2.82

Weighted average common equivalent shares:
Basic	5,156,151	5,242,151	5,206,838

Diluted	5,471,343	5,742,568	5,665,543

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
          for the three years in the period ended December 31

	Common Stock		Additional Paid-in	Retained
	Shares Issued	Amount	Capital	Earnings	Treasury Stock	Total
Balance at December 31, 2003	6,498,916	$65,000	$50,234,000	$18,723,000	($29,755,000)	$39,267,000
Issuance of common stock	966,325	10,000	19,353,000			19,363,000
Acquisition of treasury stock					(27,912,000)	(27,912,000)
Tax benefit relating to stock plan			4,022,000			4,022,000
Net income				15,987,000		15,987,000

Balance at December 31, 2004	7,465,241	75,000	73,609,000	34,710,000	(57,667,000)	50,727,000
Issuance of common stock	931,521	9,000	23,039,000			23,048,000
Acquisition of treasury stock					(28,873,000)	(28,873,000)
Tax benefit relating to stock plan			6,037,000			6,037,000
Net income				17,103,000		17,103,000

Balance at December 31, 2005	8,396,762	84,000	102,685,000	51,813,000	(86,540,000)	68,042,000
Issuance of common stock	787,610	8,000	23,560,000			23,568,000
Acquisition of treasury stock					(52,105,000)	(52,105,000)
Tax benefit relating to stock plan			4,695,000			4,695,000
Net income				17,212,000		17,212,000

Balance at December 31, 2006	9,184,372	$92,000	$130,940,000	$69,025,000	($138,645,000)	$61,412,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
          for the three years in the period ended December 31

	2006	2005	2004
Cash flows from operating activities:
Net income	$17,212,000	$17,103,000	$15,987,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:	3,696,000	3,588,000	2,514,000
Loss on disposal of equipment	65,000	405,000	37,000
Stock-based compensation	9,693,000	8,727,000	7,802,000
Excess tax benefit from stock-based compensation	—	6,037,000	4,022,000
Deferred income taxes	(1,901,000)	328,000	1,799,000
Changes in assets and liabilities:
Receivables, net	1,698,000	(12,987,000)	(12,684,000)
Prepaid expenses	36,000	(422,000)	(371,000)
Prepaid income taxes	1,872,000	(1,169,000)	(3,303,000)
Other assets	256,000	(1,061,000)	(226,000)
Accrued compensation	(877,000)	3,315,000	(65,000)
Accounts payable and other accrued expenses	7,074,000	(1,330,000)	3,864,000
Billings in excess of costs plus earnings	4,082,000	(1,111,000)	2,066,000

Net cash provided by operating activities	42,906,000	21,423,000	21,442,000

Cash flows from investing activities:
Purchases of equipment and improvements	(4,445,000)	(3,590,000)	(4,644,000)
Asset acquisition	—	(1,500,000)	—
Purchase of short-term investments	(14,861,000)	—	—

Net cash used for investing activities	(19,306,000)	(5,090,000)	(4,644,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,874,000	14,321,000	11,561,000
Excess tax benefit from stock-based compensation	4,695,000	—	—
Purchases of treasury stock	(44,403,000)	(27,744,000)	(23,035,000)
Principal payments on subordinated notes payable	(3,641,000)	(3,111,000)	(2,580,000)

Net cash used for financing activities	(29,475,000)	(16,534,000)	(14,054,000)

Net (decrease) increase in cash and cash equivalents	(5,875,000)	(201,000)	2,744,000
Cash and cash equivalents at beginning of period	29,254,000	29,455,000	26,711,000

Cash and cash equivalents at end of period	$23,379,000	$29,254,000	$29,455,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$544,000	$407,000	$185,000
Income taxes	$8,079,000	$6,727,000	$6,708,000
Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$7,702,000	$1,129,000	$4,877,000
Receipt of notes receivable in exchange for exercise of stock options	$577,000	$1,204,000	$1,301,000
The accompanying notes are an integral part
of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies:
a)	Description of business — SPARTA, Inc. (“the Company”) is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

b)	Principles of consolidation - The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary. The Company eliminates all significant intercompany transactions and balances in the consolidated statements. As discussed in Note 11, the Company completed the divestiture of its wholly-owned subsidiary in December 2006. The financial statements for all prior periods have been restated to reflect the results of operations of the wholly-owned subsidiary in discontinued operations.

c)	Use of estimates and reclassifications in preparation of financial statements - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the estimated fair value of the Company’s common stock, and the valuation of long-lived assets. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue recognition - The Company derives substantially all of its revenues from contracts with U.S. Government agencies or from companies who perform work for U.S. Government agencies. Such contracts are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Production-Type Contracts. Contract costs include direct labor, materials, subcontractors and other direct costs, plus estimated indirect costs such as overhead, research and development, and general and administrative expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2004. Costs incurred by the Company in fiscal years 2005 and 2006 have not yet been audited and settled with the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.

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

d)	Fiscal year — The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last three fiscal years ended on December 31, 2006, January 1, 2006 and January 2, 2005, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2006, 2005 and 2004. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

e)	Equipment and improvements - Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms, which range from 1 to 5 years.

f)	Income taxes - The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision represents the taxes payable for the period and the change during the period in deferred tax assets and liabilities.

g)	Cash and cash equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is $4,649,000 and $15,436,000 of commercial paper as of December 31, 2006 and 2005, respectively.

h)	Short-term investments - The Company accounts for its short-term investments under the provisions of Statement of Financial accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Short-term investments includes highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company’s intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
i)	Treasury stock - Treasury stock is recorded at cost. The Company has the right, but not the obligation, to repurchase the stockholdings of all individuals who terminate their association with the Company (as defined). Repurchases of outstanding common stock in exercise of this right and at quarterly repurchase periods are made at estimated fair value.

j)	Earnings per share (EPS) – Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the Company’s restricted stock compensation plan. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

	2006	2005	2004
Basic EPS
Net income	$17,212,000	$17,103,000	$15,987,000

Weighted average shares outstanding	5,156,151	5,242,151	5,206,838

Per share amounts	$3.34	$3.26	$3.07

Diluted EPS
Net income	$17,212,000	$17,103,000	$15,987,000

Weighted average shares outstanding	5,156,151	5,242,151	5,206,838
Stock options	296,584	472,869	430,865
Restricted stock	18,608	27,548	27,840

	5,471,343	5,742,568	5,665,543

Per share amounts	$3.15	$2.98	$2.82

k)	Disclosures about fair value of financial instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

l)	New accounting standards – In February 2007, The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other Company-funded postretirement benefit plan.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. The Company adopted the requirements of SAB 108 during 2006. The adoption of SAB 108 did not have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it requires expanded disclosure for certain tax matters. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3 [“FSP 123(R)-3”], Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). During 2006, the Company evaluated the two alternatives and elected to use the method described in FSP 123(R)-3 to calculate the initial pool of excess tax benefits. Using the alternative transition method, the Company calculated an initial pool of excess tax benefits of approximately $13.6 million.
Note 2 – Accounts Receivable
Receivables from continuing operations are comprised as follows:

	2006	2005
Billed	$32,486,000	$32,441,000
Unbilled	31,262,000	31,178,000

	63,748,000	63,619,000
Less allowances for unallowable contract costs	(555,000)	(873,000)

	$63,193,000	$62,746,000

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company derived 99% of its revenues from such customers in each of the years ended December 31, 2006, 2005 and 2004, and accounts receivable from such customers comprised 99% and 97% of total accounts receivable as of December 31, 2006 and 2005, respectively. The Company anticipates collection of these receivables within one year and believes that the credit risk associated with these receivables is minimal.
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
Accounts receivable includes revenues incurred in advance of contract funding and estimated award fees totaling $1,783,000 and $3,886,000 at December 31, 2006 and 2005, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract retentions total $1,968,000 and $2,352,000 at December 31, 2006 and 2005, respectively. Contract retentions are billable when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Based on the Company’s experience, the majority of the retention balance is expected to be collected beyond one year, and are therefore included in other assets.
Note 3 — Equipment and Improvements
Equipment and improvements are comprised as follows at December 31:

	2006	2005
Computer equipment including purchased software	$13,469,000	$13,001,000
Office furniture and equipment	7,188,000	6,404,000
Leasehold improvements	6,781,000	5,148,000

	27,438,000	24,553,000
Less accumulated depreciation and amortization	(15,342,000)	(13,852,000)

	$12,096,000	$10,701,000

Note 4 — Asset Purchase
In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business. The purchase price was allocated to tangible and identifiable intangible assets (primarily contract backlog) acquired based on their estimated fair values at the date of acquisition. The fair value of contract backlog was estimated at $1.4 million based on the present value of the expected cash flow resulting from the acquired contracts, and is being amortized over the contract terms of approximately two years.
Note 5 — Accrued Compensation
Accrued compensation is comprised as follows at December 31:

	2006	2005
Accrued absence	$3,286,000	$2,882,000
Accrued payroll	4,520,000	4,447,000
Accrued bonus payable	3,989,000	5,964,000
Accrued profit sharing	7,988,000	6,455,000

	$19,783,000	$19,748,000

Note 6 — Notes Payable
At December 31, 2006 and 2005, the Company had a bank line of credit providing for borrowings of up to $6.0 million and maturing July 2, 2007. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (8.25% and 7.25% at December 31, 2006 and 2005, respectively). There were no outstanding borrowings under the line of credit as of December 31, 2006 or 2005. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company is in compliance with all debt covenants at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has the right, but not the obligation, to repurchase shares of common stock held by terminated employees. At December 31, 2006 and 2005, the Company had outstanding unsecured notes payable arising from certain of such repurchases, of which $5.0 million and $5.9 million, respectively, were subordinated to borrowings (if any) under the Company’s bank line of credit. Notes payable as of December 31, 2006 and 2005 include $0.7 million and $1.1 million, respectively, that was payable to a director of the Company. The notes were issued with original terms ranging from one to seven years, and mature in varying amounts through 2013. Such notes are subordinated to borrowings under the bank line of credit. The notes payable accrue interest at the lesser of the prime rate or the Federal Reserve discount rate (6.25% and 5.25% at December 31, 2006 and 2005, respectively).

	2006	2005
Notes payable	$12,486,000	$8,425,000
Less: current portion	(4,417,000)	(2,432,000)

	$8,069,000	$5,993,000

The maturities of notes payable during each fiscal year are as follows: 2008 – $2,507,000, 2009 – $1,816,000, 2010 – $1,650,000, 2011 – $1,288,000, 2012 – $503,000 and thereafter – $305,000.
Note 7 — Income Taxes
The provision (benefit) for taxes on income is as follows for the years ended December 31:

	2006	2005	2004
Current:
Federal	$8,739,000	$4,338,000	$2,643,000
State	1,527,000	1,243,000	746,000

	10,266,000	5,581,000	3,389,000

Deferred:	(1,729,000)	289,000	1,569,000
Federal	(301,000)	77,000	263,000

State	(2,030,000)	366,000	1,832,000

Exercise of stock options not treated as a reduction of income tax expense	4,461,000	5,851,000	4,022,000

	$12,697,000	$11,798,000	$9,243,000

Deferred tax (liabilities) assets are comprised of the following at December 31:

	2006	2005
Accelerated depreciation	$(524,000)	$(807,000)
Unbilled accounts receivable	(2,633,000)	(3,652,000)
Accrued expenses and reserves	316,000	298,000
Accrued compensation and benefits	923,000	708,000
Other	539,000	137,000

	$(1,379,000)	$(3,316,000)

The provision for income tax differs from the amount computed using the statutory federal income tax rate as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005	2004
Provision for income taxes at statutory rate	$10,410,000	$10,110,000	$8,533,000
State income taxes, net of federal benefit	1,315,000	1,224,000	1,027,000
Unutilized tax contingency reserve	—	—	(744,000)
Nondeductible stock compensation expense	656,000	441,000	300,000
Other	316,000	23,000	127,000

	$12,697,000	$11,798,000	$9,243,000

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
Note 8 — Commitments and Contingencies
a) In 2005, the Company entered into an arrangement with a higher-tier subcontractor (“the Customer”), whereby the Company manufactures composite components for the U.S. Air Force Small Diameter Bomb program. The arrangement was summarized in a purchase order issued by the Customer, as well as letters authorizing the Company to proceed with production of the first two production lots of components at the prices contained in the purchase order. Through December 31, 2006, the Company had substantially completed production of the first two production lots of components. As of December 31, 2006, the Company had outstanding billed accounts receivable from the Customer totaling $397,000, all of which was collected subsequent to year end. The Company has no other assets or liabilities recorded related to this matter.
The Company believes that it and the Customer have not yet agreed to key terms of the purchase order, including unit prices for the remaining five production lots, certain technical specifications, warranty periods and aggregate warranty limits. The Company is currently in discussions with the subcontractor regarding these and other matters.
If the Company is required to produce the components at the prices, technical specifications, warranty periods and aggregate warranty limits contained in the purchase order, the Company could incur a material loss that could adversely affect the Company’s financial position, results of operations and cash flows. The Company’s potential loss is highly dependent upon the final negotiated prices, finalization of the technical specifications, resolution of the warranty periods and aggregate warranty limits and the quantities to be ordered under the remaining five production lots. Accordingly, the amount of the potential loss could vary significantly, and, based on current estimates, ranges from no loss to approximately $13 million. Due to the uncertainty of this exposure and the ultimate outcome of our discussions we do not believe that a loss is probable under the guidelines established by Statement of Financial Accounting Standard No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, we have not established a reserve at December 31, 2006.
b) Lease commitments – The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases for continuing operations was $9,928,000, $8,731,000 and $6,978,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future minimum lease commitments under non-cancelable operating leases at December 31, 2006 are as follows:

Fiscal Year Ending	Lease Commitment
2007	$8,340,000
2008	8,193,000
2009	7,407,000
2010	4,584,000
2011	2,036,000
Thereafter	8,676,000

$39,236,000

c) Other commitments and guarantees – The Company has an arrangement with a bank to allow non-officer employees to borrow up to $250,000. The bank borrowings are collateralized by certain of the employee’s holdings of Company stock, in an amount equal to 250% of the original principal balance. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default by the employee, the Company has agreed to purchase the loan, and receive the collateral, from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2006 and 2005, $128,000 and $168,000, respectively, in loans were outstanding under this arrangement. Because the fair value of the collateral exceeds the loan balance, the exposure to the Company under this guarantee is minimal. As a result, the Company has not recorded any liability for this agreement.
As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and should enable the Company to recover a portion of any future amounts paid. Many of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002. The Company has never incurred costs to defend lawsuits or settle claims related to such indemnification agreements. In addition, the Company’s insurance policies enable the Company to recover some or all of future amounts paid pursuant to such indemnification agreements. Therefore, the Company believes that the estimated fair value of the liabilities under those agreements entered into subsequent to December 31, 2002 is immaterial. Accordingly, no liabilities were recorded for these indemnification agreements as of December 31, 2006 and 2005.
In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of the liabilities under these agreements is immaterial. Accordingly, no liabilities were recorded for these agreements as of December 31, 2006 and 2005.
d) Litigation – Except as disclosed in section a), the Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 9 – Stockholders’ Equity
Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $13.9 million, $14.3 million and $11.6 million, in 2006, 2005 and 2004, respectively. Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
31, 2006, 2005 and 2004, the outstanding principal balances of these notes were $238,000, $582,000 and $618,000, respectively, and are included as a reduction of additional paid-in capital.
Treasury stock, shown at cost, is comprised as follows:

	Number of Shares	Amount
January 1, 2004	(1,420,809)	$(29,755,000)
Acquisition of treasury stock	(923,596)	(27,912,000)

December 31, 2004	(2,344,405)	(57,667,000)
Acquisition of treasury stock	(735,864)	(28,873,000)

December 31, 2005	(3,080,269)	(86,540,000)
Acquisition of treasury stock	(1,245,910)	(52,105,000)

December 31, 2006	(4,326,179)	$(138,645,000)

Repurchases of outstanding common stock are made at estimated fair value. The stock price is calculated quarterly by the Company using a formula approved by the Board of Directors (which the Company believes estimates fair value). The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock, on a marketable minority basis (as defined). The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and discounted cash flow analysis. The stock prices and valuation dates are as follows:

Stock Price per Share of Common Stock
2006		2005		2004
January 23	$42.53	January 21	$36.90	January 21	$28.02
April 21	41.25	April 21	40.87	April 21	30.32
July 21	42.49	July 21	40.96	July 21	31.16
October 20	41.39	October 21	42.12	October 21	34.58
Note 10 – Share-Based Compensation
The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. Extending to employees the opportunity to achieve a proprietary interest in the Company and to participate in its success makes it possible to attract and retain the best available talent and encourages employees to exert their best efforts to increase the value of the Company. As of December 31, 2006, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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
The Company is required to apply SFAS 123(R) prospectively. Accordingly, stock option grants and other share-based awards granted after the adoption of SFAS 123(R) will be accounted for based on the fair value method, whereas stock option grants and other share-based awards granted prior to the adoption of SFAS 123(R) will continue to be accounted for based on the intrinsic value method. Financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of accounting for share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $183,000 and $111,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s basic and diluted earnings per share amounts reported for the year ended December 31, 2006 are $.02 lower than if it had continued to account for share-based compensation under APB 25.
Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). The excess tax benefit of $4,695,000 for the year ended December 31, 2006 is classified as a financing cash flow. Alternatively, excess tax benefits of $6,037,000 and $4,022,000 for the years ended December 31, 2005 and 2004, respectively, are classified as operating cash flows.
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

Year Ended
Key Assumptions	December 31, 2006
Expected volatility factor	5.4% - 9.2%
Expected option term (in years)
Short-term options	0.125
All other options	3.0
Risk-free interest rate	4.2% - 5.2%
Expected annual dividend yield	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity under the Plan as of December 31, 2006 and for the year then ended for stock options granted after the adoption of SFAS 123(R):

Year Ended December 31, 2006
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at January 1, 2006	—	$—
Granted	291,464	42.38
Forfeited or Expired	(22,545)	42.17
Exercised	(8,799)	41.97

Outstanding at December 31, 2006	260,120	$42.42

Exercisable at December 31, 2006	6,002	$41.63

The weighted average grant-date fair value of stock options granted during 2006 was $1,618,000. The weighted average remaining contractual term for options outstanding and options exercisable as of December 31, 2006 was 3.7 years and 0.2 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $41.39 as of December 31, 2006, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the year ended December 31, 2006 as well as stock options exercisable and outstanding at December 31, 2006 was zero.
The following table summarizes the Company’s non-vested stock options as of December 31, 2006 and changes during the year ended December 31, 2006, for stock options granted after the adoption of SFAS 123(R):

Year Ended December 31, 2006
	Number of	Weighted Average
Nonvested stock options subject to SFAS 123(R)	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	291,464	5.55
Vested	(25,619)	0.58
Forfeited	(11,727)	6.03

Nonvested at December 31, 2006	254,118	$6.03

As of December 31, 2006, there was $1,204,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the year ended December 31, 2006 was $15,000.
As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
table summarizes activity under the Plan as of December 31, 2006 and changes during the years ended December 31, 2006, 2005 and 2004 for stock options that continue to be subject to APB 25:

		Weighted Average
Stock options subject to APB 25	Number of Shares	Exercise Price
Outstanding at January 1, 2004	2,652,091	$19.41
Granted	883,683	32.53
Forfeited or Expired	(154,444)	20.54
Exercised	(725,599)	15.81

Outstanding at December 31, 2004	2,655,731	$24.69

Exercisable at December 31, 2004	962,548	$19.08

Outstanding at January 1, 2005	2,655,731	$24.69
Granted	718,682	41.06
Forfeited or Expired	(150,101)	27.60
Exercised	(733,443)	19.39

Outstanding at December 31, 2005	2,490,869	$30.80

Exercisable at December 31, 2005	896,522	$23.84

Outstanding at January 1, 2006	2,490,869	$30.80
Forfeited or Expired	(183,842)	32.14
Exercised	(591,154)	22.26

Outstanding at December 31, 2006	1,715,873	$33.60

Exercisable at December 31, 2006	901,416	$29.89

The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2006 were 1.8 years and 1.4 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the years ended December 31, 2006, 2005 and 2004 was $11,309,000, $16,671,000, and $13,619,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $13,367,000 and $10,366,000, respectively.
The following table summarizes the Company’s non-vested stock options as of December 31, 2006 and changes during the year ended December 31, 2006 for stock options that continue to be subject to APB 25:

Year Ended December 31, 2006
	Number of	Weighted Average
Nonvested stock options subject to APB 25	Shares	Exercise Price
Nonvested at January 1, 2006	1,594,352	$34.71
Vested	(640,909)	30.75
Forfeited	(138,986)	35.47

Nonvested at December 31, 2006	814,457	$37.70

The Company also recognized stock compensation expense associated with retirement plan benefits totaling $6,240,000, $5,679,000 and $4,841,000 for the years ending December 31, 2006, 2005 and 2004, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of shares of common stock. Annual bonuses are generally paid in the first quarter of the year. For the years ended December 31, 2006, 2005 and 2004, the Company issued 29,562, 44,009 and 68,328 shares totaling $1,257,000, $1,624,000 and $1,915,000, respectively, for such bonuses.
Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $1,874,000, $1,260,000 and $883,000 for years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Compensation Plan
The Company’s Stock Compensation Plan (the Restricted Stock Plan) is a restricted stock award plan that permits the Company to award to key employees up to an aggregate of 500,000 shares of common stock. Awards of common stock under the Restricted Stock Plan are funded to a trust, and become fully vested over five years. The fair value of shares awarded under the Restricted Stock Plan is based on the current formula stock price on the award date.
The following table summarizes activity under the Restricted Stock Plan as of December 31, 2006 and changes during the years ending December 31, 2006, 2005 and 2004:

		Weighted Average
Shares of Restricted Stock	Number of Shares	Grant-Date Fair Value
Outstanding at January 1, 2004	73,887	$11.73
Granted	5,709	28.02
Distributed	(12,274)	11.00
Forfeited	—	—

Outstanding at December 31, 2004	67,322	$13.24

Vested, undistributed at December 31, 2004	33,773	$3.19

Outstanding at January 1, 2005	67,322	$13.24
Granted	4,064	36.90
Distributed	(10,449)	14.51
Forfeited	—	—

Outstanding at December 31, 2005	60,937	$14.60

Vested, undistributed at December 31, 2005	32,496	$6.26

Outstanding at January 1, 2006	60,937	$14.60
Granted	1,880	42.53
Distributed	(7,489)	19.80
Forfeited	(3,248)	30.27

Outstanding at December 31, 2006	52,080	$13.89

Vested, undistributed at December 31, 2006	33,875	$6.64

The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at December 31, 2006 was $2,156,000 and $1,402,000, respectively.
The following table summarizes the Company’s non-vested restricted stock as of December 31, 2006 and changes during the period then ended:

Year Ended December 31, 2006
		Weighted Average
Nonvested Shares of Restricted Stock	Number of Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	28,441	$24.14
Granted	1,880	42.53
Vested	(8,868)	19.16
Forfeited	(3,248)	30.27

Nonvested at December 31, 2006	18,205	$27.37

The Company recorded compensation expense related to restricted stock awards of $138,000, $164,000 and $163,000 during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $295,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 2 years. The total grant-date fair value of shares vested during the year ended December 31, 2006 was $170,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Discontinued Operations
On April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (Spiral). The transaction was consummated on December 29, 2006. Under the terms of the divestiture, the Company “spun-off” Spiral in a transaction involving an exchange of common stock, in which employees of Spiral exchanged shares of the Company’s common stock valued at $2.2 million beneficially owned by such employees for all of the outstanding shares of Spiral common stock owned by the Company. After the transaction was completed, Spiral became an independent employee-owned company.
In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2005, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006, 2005 and 2004. The following table presents the operating results of the Company’s discontinued operations for the three years ending December 31, 2006:

	Year ended December 31,
	2006	2005	2004
Sales	$10,410,000	$10,529,000	$11,277,000
Costs and expenses	(10,298,000)	(10,490,000)	(11,035,000)

Income before income taxes	112,000	39,000	242,000
Income tax expense	(45,000)	(24,000)	(109,000)
Gain on spin-off of discontinued operations, net of tax	99,000

Income from discontinued operations	$166,000	$15,000	$133,000

Note 12 – Quarterly Financial Data (unaudited)
(amounts in thousands except per share amounts) (1)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$68,354	$72,115	$77,270	$79,595
Costs and expenses	61,228	64,800	69,228	72,335
Income tax	2,933	3,105	3,319	3,340

Income from continuing operations	$4,193	$4,210	$4,723	$3,920
Income (loss) from discontinued operations	7	16	(22)	165

Net income	$4,200	$4,226	$4,701	$4,085

Earnings per share
Basic:
Income from continuing operations	$0.79	$0.81	$0.92	$0.79
Income from discontinued operations	—	—	—	0.03

	$0.79	$0.81	$0.92	$0.82

Diluted earnings per share
Income from continuing operations	$0.73	$0.76	$0.87	$0.76
Income from discontinued operations	—	—	—	0.03

	$0.73	$0.76	$0.87	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$62,432	$67,832	$67,883	$68,426
Costs and expenses	55,148	60,657	60,481	61,401
Income tax	2,984	2,843	2,990	2,981

Income from continuing operations	$4,300	$4,332	$4,412	$4,044
Income (loss) from discontinued operations	10	6	8	(9)

Net income	$4,310	$4,338	$4,420	$4,035

Earnings per share
Basic:
Income from continuing operations	$0.83	$0.84	$0.84	$0.75
Income from discontinued operations	—	—	—	—

	$0.83	$0.84	$0.84	$0.75

Diluted earnings per share
Income from continuing operations	$0.76	$0.75	$0.77	$0.70
Income from discontinued operations	—	—	—	—

	$0.76	$0.75	$0.77	$0.70

(1)	Earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

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

Signature	Title	Date

/s/ Wayne R. Winton	Chairman of the Board and Director	March 29, 2007
Wayne R. Winton

/s/ Robert C. Sepucha	Director, Chief Executive Officer	March 29, 2007
Robert C. Sepucha	(Principal Executive Officer)

/s/ William E. Cook	Director	March 29, 2007
William E. Cook

/s/ Rockell N. Hankin	Director	March 29, 2007
Rockell N. Hankin

/s/ John L. Piotrowski	Director	March 29, 2007
John L. Piotrowski

/s/ Gerald A. Zionic	Director	March 29, 2007
Gerald A. Zionic

/s/ David E. Schreiman	Chief Financial Officer	March 29, 2007
David E. Schreiman	(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(4)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company, as currently in effect

3.3(1)	Form of Certificate for Common Stock

10.2(2)	SPARTA, Inc. Profit Sharing Plan — 1994 Restatement

10.3(1)	Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)	Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.18(3)	1997 Stock Plan

10.19(3)	Forms of Stock Option Agreement and Stock Bonus Agreement used under 1997 Stock Plan

10.25(5)	SPARTA, Inc. Stock Compensation Plan

10.26(5)	SPARTA, Inc. Stock Compensation Plan Trust

10.29(7)	Third Amended and Restated Loan Agreement dated July 1, 2004 between the Company and Union Bank of California, N.A.

10.30(7)	Commercial Promissory Note dated July 2, 2004 between the Company and Union Bank of California, N.A.

14(8)	Standards of Business Conduct

23.1	Consent of Ernst & Young LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(3)	Incorporated herein by reference to Exhibit 4.2 contained in the Company’s Registration Statement on Form S-8 (Commission File No. 333-72541).

(4)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(6)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(7)	Incorporated herein by reference to exhibits 10.30 and 10.31, respectively, contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

(8)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.