Form 10-Q
period 2007-04-01
SPARTA INC /DE
filed 2007-05-14
CIK 875623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
As of April 29, 2007, the registrant had 4,773,309 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED APRIL 1, 2007

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$27,682,000	$23,379,000
Short-term investments	9,393,000	14,861,000
Receivables, net	56,126,000	63,193,000
Prepaid expenses	1,835,000	1,312,000
Prepaid income taxes	—	240,000

Total current assets	95,036,000	102,985,000

Equipment and improvements	11,861,000	12,096,000
Intangible assets, net	—	172,000
Other assets	3,340,000	3,102,000

Total Assets	110,237,000	118,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$14,736,000	$19,783,000
Accounts payable and other accrued expenses	8,055,000	16,593,000
Billings in excess of costs plus earnings	9,370,000	6,702,000
Current portion of notes payable	4,009,000	4,417,000
Income taxes payable	1,124,000	—
Deferred income taxes	1,251,000	1,365,000

Total current liabilities	38,545,000	48,860,000

Notes payable	7,199,000	8,069,000
Deferred income taxes	14,000	14,000
Commitments and contingencies (Note 5)	—	—
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 9,342,813 and 9,184,372 shares issued; 4,847,353 and 4,858,189 shares outstanding	93,000	92,000
Additional paid-in capital	136,811,000	130,940,000
Retained earnings	73,364,000	69,025,000
Treasury stock, at cost	(145,789,000)	(138,645,000)

Total stockholders’ equity	64,479,000	61,412,000

Total Liabilities and Stockholders’ Equity	$110,237,000	$118,355,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,
	2007	2006

Sales	$66,965,000	$68,354,000

Costs and expenses:

Labor costs and related benefits	38,430,000	37,856,000
Subcontractor costs	14,742,000	16,936,000
Facility costs	4,137,000	4,068,000
Travel and general administrative costs	2,615,000	2,634,000

Total costs and expenses	59,924,000	61,494,000

Operating income	7,041,000	6,860,000

Interest income	(458,000)	(374,000)
Interest expense	151,000	108,000

Income from continuing operations before provision for taxes on income	7,348,000	7,126,000

Provision for taxes on income	3,009,000	2,933,000

Income from continuing operations	4,339,000	4,193,000

Discontinued operations (Note 4)
Income from discontinued operations of Spiral Technology, Inc. before income taxes	—	12,000
Provision for taxes on income	—	5,000

Income from discontinued operations	—	7,000

Net income	$4,339,000	$4,200,000

Earnings per share:
Basic:
Income from continuing operations	$0.89	$0.79
Income from discontinued operations	—	—

	$0.89	$0.79

Diluted:
Income from continuing operations	$0.86	$0.73
Income from discontinued operations	—	—

	$0.86	$0.73

Weighted average common equivalent shares:
Basic	4,857,546	5,322,822

Diluted	5,066,142	5,729,719

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,339,000	$4,200,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:	899,000	912,000
Loss on sale of equipment	—	49,000
Stock-based compensation	3,382,000	3,902,000
Changes in assets and liabilities:
Receivables, net	7,067,000	5,874,000
Prepaid expenses	(523,000)	(1,181,000)
Prepaid income taxes	240,000	(55,000)
Other assets	(238,000)	(6,439,000)
Accrued compensation	(5,047,000)	(994,000)
Accounts payable and other accrued expenses	(8,538,000)	1,771,000
Billings in excess of costs plus earnings	2,668,000	2,333,000
Income taxes payable	1,124,000	—
Deferred income taxes	(114,000)	—

Net cash provided by operating activities	5,259,000	10,372,000

Cash flows from investing activities:
Purchases of equipment and improvements	(492,000)	(855,000)
Redemptions of short-term investments	5,468,000	—

Net cash provided by (used for) investing activities	4,976,000	(855,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,241,000	2,780,000
Excess tax benefit from stock-based compensation	249,000	551,000
Purchases of treasury stock	(7,144,000)	(8,388,000)
Principal payments on notes payable	(1,278,000)	(726,000)

Net cash used for financing activities	(5,932,000)	(5,783,000)

Net increase in cash and cash equivalents	4,303,000	3,734,000
Cash and cash equivalents at beginning of period	23,379,000	29,254,000

Cash and cash equivalents at end of period	$27,682,000	$32,988,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$151,000	$108,000
Income taxes	$1,511,000	$57,000

Non-cash investing and financing activities:
Issuance of notes payable in connection with purchases of treasury stock	$—	$738,000
Receipt of notes receivable in exchange for exercise of stock options	$31,000	$69,000
The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
     The accompanying financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements.
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The first quarters of fiscal 2007 and 2006 comprised the 13 weeks ended April 1, 2007 and April 2, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month periods have been presented as March 31, 2007 and March 31, 2006.
     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2007 and March 31, 2006 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. Operating results for the three-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 – Accounts Receivable
     Receivables from continuing operations are comprised as follows:

	March 31, 2007	December 31, 2006
Billed	$29,901,000	$32,486,000
Unbilled	26,770,000	31,262,000

	56,671,000	63,748,000
Less allowances for unallowable contract costs	(545,000)	(555,000)

	$56,126,000	$63,193,000

Note 3 – Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 did not require a cumulative adjustment to retained earnings nor did it have a material effect on the consolidated financial statements. As of March 31, 2007 unrecognized tax benefits were primarily related to research and experimentation tax credits and totaled approximately $800,000 and if recognized, the entire amount would affect our effective tax rate. The Company anticipates settlement or full reversal of the unrecognized tax benefits over the next twelve months.
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
examinations by tax authorities for years prior to 2002. In April 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s 2002 U.S. income tax return, which the IRS has indicated is focused solely on reviewing the research and experimentation tax credit claimed on this return. The examination is currently in the initial stages and the Company has received no indication of the anticipated completion date or examination results.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the periods ended March 31, 2007 and December 31, 2006 the Company had not accrued a material amount of interest or penalties related to unrecognized tax benefits.
Note 4 – Discontinued Operations
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
     In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the net income of Spiral is classified in discontinued operations in the consolidated statement of income for the three months ending March 31, 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three month period ended March 31, 2006:

Three months ended
March 31, 2006
Sales	$2,823,000
Costs and expenses	(2,811,000)

Income before income taxes	12,000
Income tax expense	(5,000)

Income from discontinued operations	$7,000

Note 5 – Commitments and Contingencies
a) In 2005, the Company entered into an arrangement with a higher-tier subcontractor (“the Customer”), whereby the Company manufactures composite components for the U.S. Air Force Small Diameter Bomb program. The arrangement was summarized in a purchase order issued by the Customer, as well as letters authorizing the Company to proceed with production of the first two production lots of components at the prices contained in the purchase order. Through March 31, 2007, the Company had substantially completed production of the first two production lots of components. As of March 31, 2007, the Company had outstanding billed accounts receivable from the Customer totaling $335,000, of which $217,000 was collected subsequent to the period end. The Company has no other assets or liabilities recorded related to this matter.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company believes that it and the Customer have not yet agreed to key terms of the purchase order, including unit prices for the remaining five production lots, certain technical specifications, warranty periods and aggregate warranty limits. The Company is currently in discussions with the Customer regarding these and other matters.
     If the Company is required to produce the components at the prices, technical specifications, warranty periods and aggregate warranty limits contained in the purchase order, the Company could incur a material loss that could adversely affect the Company’s financial position, results of operations and cash flows. The Company’s potential loss is highly dependent upon the final negotiated prices, finalization of the technical specifications, resolution of the warranty periods and aggregate warranty limits and the quantities to be ordered under the remaining five production lots. Accordingly, the amount of the potential loss could vary significantly, and, based on current estimates, ranges from no loss to approximately $13 million. Due to the uncertainty of this exposure and the ultimate outcome of the discussions, the Company does not believe that a loss is probable under the guidelines established by Statement of Financial Accounting Standard No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, the Company has not established a reserve at March 31, 2007.
b) Litigation – Except as disclosed in section a), the Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 6 – Stockholders’ Equity
     For the three months ended March 31, 2007, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $2.2 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $0.2 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. For financial reporting purposes, however, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital. In addition, the Company repurchased a total of 169,277 common shares at their current fair value totaling approximately $7.1 million. All of the shares were repurchased for cash. Treasury stock is shown at cost, and consisted of 4,495,456 shares and 4,326,179 shares of common stock at March 31, 2007 and December 31, 2006, respectively.
     The price of the Company’s common stock is calculated quarterly by the Company using a formula approved by the Board of Directors, which the Company believes estimates fair value. The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock, on a marketable minority basis (as defined). The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and discounted cash flow analysis.
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At March 31, 2007 and December 31, 2006, the outstanding balances of these notes were $151,000 and $238,000, respectively, and are included as a reduction of additional paid-in capital.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 – Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. As of March 31, 2007, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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
     The Company was required to apply SFAS 123(R) prospectively. Accordingly, stock option grants and other share-based awards granted after the adoption of SFAS 123(R) are accounted for based on the fair value method, whereas stock option grants and other share-based awards granted prior to the adoption of SFAS 123(R) continue to be accounted for based on the intrinsic value method.
     As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes for the three-month periods ended March 31, 2007 and 2006 are $178,000 and $4,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s net income for the three-month periods ended March 31, 2007 and 2006 are $107,000 and $3,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s basic and diluted earnings per share amounts reported for the three-month period ended March 31, 2007 are $.02 lower than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on basic or diluted earnings per share amounts reported for the three-month period ended March 31, 2006.
     1997 Stock Plan
     The Company’s 1997 Stock Plan (the Plan) permits the grant of stock and stock options to its employees and non-employee directors for up to 14 million shares of common stock. The Plan is intended to encourage ownership of the Company’s common stock by employees and directors who contribute to the success of the Company. Stock options are granted with an exercise price equal to the current formula stock price at the date of grant. Certain stock options are fully vested at the time of grant and have a contractual term of three months (short-term options). All other stock options vest based on three years of continuous service and have four-year contractual terms. Stock awards under the Plan are fully vested at the time of such award.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended	Three Months Ended
Key Assumptions	March 31, 2007	March 31, 2006
Expected volatility factor	5.7% - 8.9%	6.9% - 9.1%
Expected option term (in years)
Short-term options	0.125	0.125
All other options	3.0	3.0
Risk-free interest rate	4.5% - 5.2%	4.2% - 4.8%
Expected annual dividend yield	—	—
     The following table summarizes activity under the Plan for the three-month period ended March 31, 2007:

Three Months Ended March 31, 2007
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at December 31, 2006	260,120	$42.42
Granted	348,781	42.78
Forfeited or Expired	(10,915)	42.35
Exercised	(3,992)	41.49

Outstanding at March 31, 2007	593,994	$42.63

Exercisable at March 31, 2007	3,000	$42.63

     The weighted average grant-date fair value of stock options granted during the three-month periods ending March 31, 2007 and 2006 was $2,095,000 and $28,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of March 31, 2007 was 3.8 years and 0.8 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $42.78 as of March 31, 2007, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the three-month periods ending March 31, 2007 and 2006 was $5,000 and less than $1,000, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2007 was $89,000 and less than $1,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2007 and changes during the three-month period ended March 31, 2007, for stock options granted after the adoption of SFAS 123(R):

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2007
		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	Value
Nonvested at December 31, 2006	254,118	$6.03
Granted	348,781	6.02
Vested	(3,523)	1.50
Forfeited	(8,382)	4.87

Nonvested at March 31, 2007	590,994	$6.05

     As of March 31, 2007, there was $2,920,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the three-month periods ended March 31, 2007 and 2006 was $5,300 and $3,000, respectively.
     As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of March 31, 2007 and changes during the three months ended March 31, 2007 for stock options that continue to be subject to APB 25:

Three Months Ended March 31, 2007
Stock options subject to		Weighted Average
APB 25	Number of Shares	Exercise Price
Outstanding at December 31, 2006	1,715,873	$33.60
Forfeited or Expired	(14,671)	36.80
Exercised	(78,283)	28.33

Outstanding at March 31, 2007	1,622,919	$33.82

Exercisable at March 31, 2007	831,344	$30.06

     The weighted average remaining contractual term for options outstanding and options exercisable at March 31, 2007 were 1.6 years and 1.2 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the three-month periods ending March 31, 2007 and 2006 was $1,131,000 and $2,555,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $14,541,000 and $10,575,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 for stock options that continue to be subject to APB 25:

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2007
Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price
Nonvested at December 31, 2006	814,457	$37.70
Vested	(9,046)	31.87
Forfeited	(13,836)	37.71

Nonvested at March 31, 2007	791,575	$37.77

     The Company also recognized stock compensation expense associated with retirement plan benefits totaling $2,160,000 and $2,204,000 for the three-month periods ending March 31, 2007 and 2006, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the three months ended March 31, 2007 and 2006, the Company issued 18,651 and 29,562 shares totaling $798,000 and $1,257,000, respectively, for such bonuses.
     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $208,000 and $400,000 for the three months ended March 31, 2007 and 2006, respectively.
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
     The following table summarizes activity under the Restricted Stock Plan as of March 31, 2007 and changes during the three months ended March 31, 2007:

Three Months Ended March 31, 2007
	Number of	Weighted Average
Shares of Restricted Stock	Shares	Grant-Date Fair Value
Outstanding at December 31, 2006	52,080	$13.89
Granted	5,259	42.78
Distributed	(6,801)	23.03
Forfeited	—	—

Outstanding at March 31, 2007	50,538	$15.66

Vested, undistributed at March 31, 2007	33,875	$6.64

     The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at March 31, 2007 was $2,162,000 and $1,449,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the Company’s nonvested restricted stock as of March 31, 2007 and changes during the period then ended:

Three Months Ended March 31, 2007
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at December 31, 2006	18,205	$27.37
Granted	5,259	42.78
Vested	(6,801)	23.03
Forfeited	—	—

Nonvested at March 31, 2007	16,663	$34.01

     The Company recorded compensation expense related to restricted stock awards of $39,000 and $37,000 during the three months ending March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $556,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 3.1 years. The total grant-date fair value of shares vested during the three-month periods ended March 31, 2007 and 2006 was $157,000 and $170,000, respectively.
Note 8 – Computation of Earnings Per Share (EPS)

	Three months ended March 31,
	2007	2006
Basic EPS
Net income	$4,339,000	$4,200,000

Weighted average shares outstanding	4,857,546	5,322,822

Per share amounts	$0.89	$0.79

Diluted EPS
Net income	$4,339,000	$4,200,000

Weighted average shares outstanding	4,857,546	5,322,822
Stock options	191,419	384,147
Restricted stock	17,177	22,750

	5,066,142	5,729,719

Per share amounts	$0.86	$0.73

Note 9 – Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other Company-funded postretirement benefit plan.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The first quarters of fiscal 2007 and 2006 comprised the 13 weeks ended April 1, 2007 and April 2, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month periods have been presented as March 31, 2007 and March 31, 2006.
     As more fully described in Note 4 to the consolidated financial statements, on April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral. This transaction was consummated on December 29, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal year 2006.
     The following table presents certain key operating data for continuing operations for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three Months ended March 31,
	2007	2006
Sales	$66,965	$68,354
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	50%	44%
Other Dept of Defense (“DoD”)	48%	53%
Non-DoD	2%	3%
Operating Income	$7,041	$6,860
Operating Margin	10.5%	10.0%
Income from Continuing Operations	$4,339	$4,193
Income from Discontinued Operations	$—	$7
Net income	$4,339	$4,200
     The Company’s contract revenues from continuing operations for the three-month period ended March 31, 2007 declined 2.0% from $68.4 million for the first quarter of 2006 to $67.0 million for the first quarter of 2007.
     Revenues on BMD programs increased 9.9% from $30.3 million during the first quarter of 2006 to $33.3 million for the first quarter of 2007. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $1.0 million decline in support to a U.S. Army BMD program, resulting from federal budget cuts on this program.
     Revenues on Other DoD programs declined 11.6% from $36.1 million during the first quarter of 2006 to $31.9 million during the first quarter of 2007. The decrease in Other DoD revenues was due to several factors. First, revenue declined $2.3 million on programs with the U. S. Army. Approximately half of the decrease in revenue generated by contracts with the U.S. Army was due to a reduction in support of a variety of tactical system training missions, and the remainder of the decline was due to a decrease in production of composite parts on U.S. Army missile and unmanned aerial vehicle programs.

Additionally, revenue decreased $1.6 million due to a reduction in engineering support efforts on a variety of U.S. Air Force space systems programs. Revenues on Non-DoD programs were $1.8 million and $2.0 million for the periods ending March 31, 2007 and 2006, respectively.
     Operating income as a percentage of revenue increased from 10.0% in the first quarter of 2006 to 10.5% in the first quarter of 2007. The increase in income from operations is primarily due to an increase in the percentage of revenues derived from time and material and fixed price contracts. During the three-month period ended March 31, 2007, time and material and fixed price contracts comprised 51% of total sales, compared with 47% of total sales in the corresponding period of 2006. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts due to the higher risk associated with such contract types.
     The Company earned net interest income during the first quarters of both 2007 and 2006. The increase in net interest income resulted largely from an increase in average invested balances and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Additionally, during the second quarter of 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return.
     The Company’s effective income tax rate was 41% during the first quarters of both 2007 and 2006.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, annualized Company-defined backlog as of December 31, 2005, 2004 and 2003 comprised 89%, 82% and 80% of sales for fiscal 2006, 2005 and 2004, respectively.
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

	March 31,	December 31,	March 31,
	2007	2006	2006
	(amount in thousands)
Annualized funded contract backlog	$137,100	$87,600	$121,400
Annualized unfunded contract backlog	77,100	89,600	63,000

Total annualized contract backlog	214,200	177,200	184,400
Expected 12-month value of future funding on proposals with high probability of winning procurement	56,500	85,100	80,000

Total annualized Company-defined backlog	$270,700	$262,300	$264,400

Total multi-year contract backlog	$528,400	$434,600	$566,400
Expected value of future funding on proposals with high probability of winning procurement	148,700	312,300	292,300

Total multi-year Company-defined backlog	$677,100	$746,900	$858,700

Annualized Company-defined backlog (by business area):
BMD	$148,600	$136,900	$131,300
Other DoD	116,900	120,400	128,200
Non-DoD	5,200	5,000	4,900

Total annualized Company-defined backlog	$270,700	$262,300	$264,400

     The annualized Company-defined contract backlog increased from $262.3 million at the end of 2006 to $270.7 million as of March 31, 2007, an increase of 3%. During the first quarter of 2007, BMD and Non-DoD contract backlog increased $11.7 million and $0.2 million, respectively, while Other DoD annualized contract backlog decreased $3.5 million.
     In the first quarter of 2007, the Company won six significant awards comprised of one sole-source follow-on prime contract and five sole-source add-ons to existing prime contracts. In addition, the Company lost two significant competitive bids submitted for subcontracts.
     The Missile Defense Sector won three awards from the Missile Defense Agency (MDA). The Advanced Systems and Technology Operation (ASTO) won a sole-source follow-on prime contract and a sole source add-on to an existing prime contract. The sole source follow-on contract was for the Systems Engineering Scientific, Engineering and Technical Assistance (SETA) Program. This contract is valued at $154 million over a performance period of five years. The sole-source add-on award was for the Decision Architecture Program and was valued at $15 million over a two year period. Additionally, the Systems Acquisition Support Operation (SASO) was awarded a one year, $15 million add-on to the existing Joint Staff/Service Integration SETA prime contract.
     In the National Security Systems Sector, the Applied Communications Technology Operation (ACTO) won three sole source add-ons to existing prime contracts. Two of the awards were add-ons to contracts with the Federal Bureau of Investigation (FBI) each with performance periods of one year and a combined estimated award value of $2.2 million. The third award for $1.2 million over a period of nine months was a sole-source add-on to an existing prime contract with a classified customer.
     In the Mission Systems Sector, the Defense Systems Technology Operation (DSTO) lost a competitive bid for a subcontract for the Guardian SETA program. The subcontract was valued at $12.5 million over a five year period. During the first quarter, DSTO also lost a bid submitted for a subcontract for the Brunei Homeland Security program valued at $16 million over a one year period.
Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for continuing operations:

	Balance at
	March 31, 2007	December 31, 2006	March 31, 2006
Cash and cash equivalents	$27,682,000	$23,379,000	$32,988,000
Short-term investments	$9,393,000	$14,861,000	$—
Stockholders’ equity	$64,479,000	$61,412,000	$70,349,000
Notes payable	$11,208,000	$12,486,000	$8,437,000
Borrowings under line of credit	—	—	—
Current ratio	2.5	2.1	2.9
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
     The Company’s bank line of credit provides for borrowings of up to $6.0 million and matures July 2, 2007. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at March 31, 2007. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 31, 2007.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of March 31, 2007, former employees held approximately 3.3% of the Company’s outstanding common stock.
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
Cash Flow Information
     During the three months ended March 31, 2007, the Company’s cash balances from continuing operations increased $4.3 million compared with the prior year-end. Cash flow activity presented for 2006 includes cash flows generated by all operations (continuing and discontinued). Cash flows generated by the Company’s discontinued operation were not material prior to the divestiture, and the absence of those cash flows has not had a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $5.3 million in cash during the first quarter of 2007. The Company generated $4.3 million in net income during the three months ended March 31, 2007. Non-cash expenses totaled $4.3 million, of which $3.4 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future.
     The Company’s growth is the primary factor affecting the impact of working capital on cash flow. Generally, as the Company’s revenues increase or decrease, so does its investment in accounts receivable. However, significant changes in the Company’s ability to rapidly bill and collect its account receivable can affect the magnitude of the cash flow required to invest in accounts receivable. Other factors affecting the impact of working capital on cash flow include the timing of payments for current liabilities and certain prepaid costs and expenses.
     The Company used $3.4 million in cash from working capital during the first quarter of 2007. Working capital required to fund accounts payable and accrued compensation was partially offset by working capital generated by reductions in accounts receivable and prepaid income taxes as well as increases in income taxes payable and billings in excess of costs plus earnings.
     Through the three months ended March 31, 2007, the Company’s capital expenditures totaled approximately $0.5 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2007. Additionally, during the three month period ended March 31, 2007, the Company redeemed (at maturity) approximately $5.5 million of short-term investments. Under generally accepted accounting principles, the Company classifies investments with initial maturities ranging from three to twelve months as short-term investments.
     During the three months ended March 31, 2007, the Company repurchased a total of 169,277 common shares totaling approximately $7.1 million in connection with the aforementioned stock repurchase policies. All of the shares were repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2007 totaled $1.3 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $2.2 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $0.2 million as a result of the income tax benefit relating to its stock compensation plans.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments. As of March 31, 2007, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of March 31, 2007, contractual obligations are payable as follows:

	Payments Due by Period
Contractual Obligations	(amounts in thousands)
		Less than 1			More than 5
	Total	year	1-3 years	4-5 years	years
Promissory Notes	$11,208	$4,009	$5,509	$1,515	$175
Operating Leases	49,311	9,560	22,594	6,208	10,949

Total Contractual Obligations	$60,519	$13,569	$28,103	$7,723	$11,124

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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of SFAS 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position beginning with fiscal years beginning after December 15, 2006. The Company has never had, and does not anticipate implementing in the foreseeable future, a defined benefit pension plan or any other Company-funded postretirement benefit plan.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value under GAAP, clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements.
Forward-Looking Statements
     All statements in this report that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent the Company’s intentions, plans, expectations and beliefs, and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control. These factors could cause our actual results, performance, achievements or industry results to differ materially from the results, performance or achievements expressed or implied by such forward-looking statements. These factors are described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and such other filings that the Company makes with the SEC from time to time. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
     For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2006. Our exposures to market risk have not changed materially since December 31, 2006.
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
Item 1A Risk Factors
     For disclosures about risk factors applicable to the Company, see Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2006. Risk factors applicable to the Company have not changed materially since December 31, 2006.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) Not Applicable
(c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total	Average	Total Number of Shares	Approximate Dollar Value)
	Number of	Price	Purchased as Part of	of Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
January (1/1/07 — 1/28/07)	54,287	$41.41	28,992	—
February (1/29/07 — 2/25/07)	73,098	42.63	25,931	$1,500,000
March (2/26/07 — 4/1/07)	41,892	42.50	—	—
Total	169,277	$42.21	54,923	$1,500,000
     As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase programs are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Lack of Public Market; Internal Repurchase Program” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for January in the above table represent the final stock repurchases from the November 21, 2006 stock repurchase date.
     During the first quarter of 2007, the Company announced a voluntary stock repurchase program with an expiration date of February 21, 2007. Total funds committed to this repurchase program aggregated $2,609,000, of which $1,109,000 (25,931 shares) were expended in February 2007. The balance ($1,500,000, or 35,063 shares) was expended in April 2007, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
     Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities — Repurchase Rights of the Company, Restrictions on Transferability” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

SPARTA, INC.

(Registrant)

Date:	May 11, 2007	By:	/s/ David E. Schreiman

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