Form 10-Q
period 2007-07-01
SPARTA INC /DE
filed 2007-08-10
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 29, 2007, the registrant had 4,778,156 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2007

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$31,486,000	$23,379,000
Short-term investments	8,238,000	14,861,000
Receivables, net	49,955,000	63,193,000
Prepaid expenses	1,614,000	1,312,000
Prepaid income taxes	334,000	240,000

Total current assets	91,627,000	102,985,000

Equipment and improvements, net	12,334,000	12,096,000
Intangible assets, net	—	172,000
Other assets	3,284,000	3,102,000

Total Assets	107,245,000	118,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$14,543,000	$19,783,000
Accounts payable and other accrued expenses	8,590,000	16,593,000
Billings in excess of costs plus earnings	6,907,000	6,702,000
Current portion of notes payable	4,174,000	4,417,000
Deferred income taxes	1,251,000	1,365,000

Total current liabilities	35,465,000	48,860,000

Notes payable	7,338,000	8,069,000
Deferred income taxes	14,000	14,000
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 9,587,520 and 9,184,368 shares issued; 4,805,610 and 4,858,193 shares outstanding	96,000	92,000
Additional paid-in capital	144,909,000	130,940,000
Retained earnings	77,666,000	69,025,000
Treasury stock, at cost	(158,243,000)	(138,645,000)

Total stockholders’ equity	64,428,000	61,412,000

Total Liabilities and Stockholders’ Equity	$107,245,000	$118,355,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$73,015,000	$72,115,000	$139,980,000	$140,469,000

Costs and expenses:
Labor costs and related benefits	34,887,000	35,714,000	73,317,000	73,570,000
Subcontractor costs	22,750,000	22,130,000	37,492,000	39,066,000
Facility costs	4,455,000	4,095,000	8,592,000	8,163,000
Travel and general administrative costs	3,829,000	3,108,000	6,444,000	5,742,000

Total costs and expenses	65,921,000	65,047,000	125,845,000	126,541,000

Operating income	7,094,000	7,068,000	14,135,000	13,928,000

Interest income	(482,000)	(389,000)	(940,000)	(763,000)
Interest expense	165,000	142,000	316,000	250,000

Income from continuing operations before provision for taxes on income	7,411,000	7,315,000	14,759,000	14,441,000

Provision for taxes on income	3,109,000	3,105,000	6,118,000	6,039,000

Income from continuing operations	4,302,000	4,210,000	8,641,000	8,402,000

Discontinued operations (Note 4)
Income from discontinued operations of Sprial Technology, Inc. before income taxes	—	27,000	—	39,000
Provision for taxes on income	—	11,000	—	15,000

Income from discontinued operations	—	16,000	—	24,000

Net income	$4,302,000	$4,226,000	$8,641,000	$8,426,000

Earnings per share:
Basic:
Income from continuing operations	$0.90	$0.81	$1.79	$1.60
Income from discontinued operations	—	—	—	—

	$0.90	$0.81	$1.79	$1.60

Diluted:
Income from continuing operations	$0.86	$0.76	$1.72	$1.50
Income from discontinued operations	—	—	—	—

	$0.86	$0.76	$1.72	$1.50

Weighted average common equivalent shares:
Basic	4,802,458	5,192,509	4,830,012	5,257,676

Diluted	5,000,309	5,524,186	5,033,236	5,625,648

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,641,000	$8,426,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,694,000	1,833,000
Loss on sale of equipment	—	49,000
Stock-based compensation	5,718,000	5,918,000
Changes in assets and liabilities:
Receivables, net	13,238,000	9,554,000
Prepaid expenses	(302,000)	(1,546,000)
Prepaid income taxes	(94,000)	278,000
Other assets	(182,000)	(5,562,000)
Accrued compensation	(5,240,000)	551,000
Accounts payable and other accrued expenses	(8,003,000)	517,000
Billings in excess of costs plus earnings	205,000	818,000
Deferred income taxes	(114,000)	—

Net cash provided by operating activities	15,561,000	20,836,000

Cash flows from investing activities:
Purchases of equipment and improvements	(1,760,000)	(2,201,000)
Redemptions (purchase) of short-term investments	6,623,000	(6,811,000)

Net cash provided by (used for) investing activities	4,863,000	(9,012,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,067,000	7,083,000
Excess tax benefit from stock-based compensation	1,188,000	1,602,000
Purchases of treasury stock	(17,840,000)	(20,624,000)
Principal payments on notes payable	(2,732,000)	(1,625,000)

Net cash used for financing activities	(12,317,000)	(13,564,000)

Net increase (decrease) in cash and cash equivalents	8,107,000	(1,740,000)
Cash and cash equivalents at beginning of period	23,379,000	29,254,000

Cash and cash equivalents at end of period	$31,486,000	$27,514,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$316,000	$250,000
Income taxes	$5,140,000	$3,640,000

Non-cash investing and financing activities:
Issuance of notes payable in connection with purchases of treasury stock	$1,758,000	$3,391,000
Receipt of notes receivable in exchange for exercise of stock options	$45,000	$536,000

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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The second quarters of fiscal 2007 and 2006 comprised the 13 weeks ended July 1, 2007 and July 2, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month and six-month period ends have been presented as June 30, 2007 and June 30, 2006.
     In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 – Accounts Receivable
     Receivables are comprised as follows:

	June 30, 2007	December 31, 2006
Billed	$26,719,000	$32,486,000
Unbilled	23,755,000	31,262,000

	50,474,000	63,748,000
Less allowances for unallowable contract costs	(519,000)	(555,000)

	$49,955,000	$63,193,000

Note 3 – Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 did not require a cumulative adjustment to retained earnings nor did it have a material effect on the consolidated financial statements. As of June 30, 2007, unrecognized tax benefits were primarily related to research and experimentation tax credits totaling approximately $800,000 and if recognized, the entire amount would affect the Company’s effective tax rate. The Company anticipates settlement or full reversal of the unrecognized tax benefits over the next twelve months.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2002. In April 2007, the Internal Revenue Service (IRS) commenced an examination of the Company’s 2002 U.S. income tax return, which the IRS has indicated is focused solely on reviewing the research and experimentation tax credit claimed on this return. The examination is currently in the initial stages and the Company has received no indication of the anticipated completion date or examination results.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the periods ended June 30, 2007 and December 31, 2006, the Company had not accrued a material amount of interest or penalties related to unrecognized tax benefits.
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
     In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the net income of Spiral is classified in discontinued operations in the consolidated statement of income for the three-month and six-month periods ended June 30, 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three-month and six-month periods ended June 30, 2006:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Sales	$3,033,000	$5,856,000
Costs and expenses	(3,006,000)	(5,817,000)

Income before income taxes	27,000	39,000
Income tax expense	(11,000)	(15,000)

Income from discontinued operations	$16,000	$24,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 – Bank Line of Credit
     During the second quarter of 2007, the Company renewed its bank line of credit. The line of credit provides for borrowings of up to $10.0 million and matures July 1, 2010. Borrowings under the line of credit are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate less 0.25%, or, at the Company’s option, the applicable London Inter-Bank Offering Rate (LIBOR) plus 1.5%. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company is in compliance with all debt covenants at June 30, 2007. There were no amounts outstanding under the line of credit as of June 30, 2007.
Note 6 – Commitments and Contingencies
a) In 2005, the Company entered into an arrangement with a higher-tier subcontractor (“the Customer”), whereby the Company manufactures composite components for the U.S. Air Force Small Diameter Bomb program. The arrangement was summarized in a purchase order issued by the Customer, as well as letters authorizing the Company to proceed with production of the first two production lots of components at the prices contained in the purchase order. Through June 30, 2007, the Company had substantially completed production of the first two production lots of components.
     Previously, the Company believed that it and the Customer had not yet agreed to key terms of the purchase order, including unit prices for the remaining five production lots, certain technical specifications, warranty periods and aggregate warranty limits. If the Company had been required to produce the components at the prices, technical specifications, warranty periods and aggregate warranty limits contained in the purchase order, the Company could have incurred a material loss that could have adversely affected the Company’s financial position, results of operations and cash flows. During the quarter ended June 30, 2007, the Company and its Customer entered into a definitive purchase order for the third production lot of components. The Company believes that the prices and contract terms specified in the purchase order substantially eliminate the uncertainties and contingent liability with respect to all remaining production lots.
b) Litigation – The Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Note 7 – Stockholders’ Equity
     For the six months ended June 30, 2007, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $7.1 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $1.2 million for the six months ended June 30, 2007. For financial reporting purposes, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital.
     During the six months ended June 30, 2007, the Company repurchased a total of 455,731 common shares at their current fair value totaling approximately $19.6 million. Of this total, the Company repurchased $17.8 million for cash, and $1.8 million by delivery of promissory notes, which

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
provide for principal payments over periods ranging from one to three years, plus interest at the lesser of the prime rate (8.25% at June 30, 2007), the Federal Reserve discount rate (6.25% at June 30, 2007) or 10%. Treasury stock is shown at cost, and consisted of 4,781,910 shares and 4,326,179 shares of common stock at June 30, 2007 and December 31, 2006, respectively.
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
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At June 30, 2007 and December 31, 2006, the outstanding balances of these notes were $37,000 and $238,000, respectively, and are included as a reduction of additional paid-in capital.
Note 8 – Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. As of June 30, 2007, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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
     As a result of adopting SFAS 123(R) on the first day of fiscal year 2006, the Company’s income before income taxes for the three-month and six-month periods ended June 30, 2007 are $268,000 and $446,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Additionally, the Company’s net income for the three-month and six-

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
month periods ended June 30, 2007 are $161,000 and $268,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The Company’s basic and diluted earnings per share amounts reported for the three-month period ended June 30, 2007 are $0.03 lower than if it had continued to account for share-based compensation under APB 25. Additionally, the Company’s basic and diluted earnings per share amounts reported for the six-month period ended June 30, 2007 are $0.06 and $0.05 lower, respectively, than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on basic or diluted earnings per share amounts reported for the three-month and six-month periods ended June 30, 2006.
     2007 Stock Plan
     On June 1, 2007, the Company’s stockholders approved the adoption of the 2007 Stock Plan of SPARTA, Inc. (the Plan), which permits the grant of stock and stock options to its employees and non-employee directors for up to 10 million shares of common stock. The Plan is intended to encourage ownership of the Company’s common stock by employees and directors who contribute to the success of the Company. Stock options are granted with an exercise price equal to the current formula stock price at the date of grant. Certain stock options are fully vested at the time of grant and have a contractual term of three months (short-term options). All other stock options vest based on three years of continuous service and have four-year contractual terms. Stock awards under the Plan are fully vested at the time of such award.
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

	Six Months Ended	Six Months Ended
Key Assumptions	June 30, 2007	June 30, 2006
Expected volatility factor	5.7% - 8.9%	6.9% - 9.2%
Expected option term (in years)
Short-term options	0.125	0.125
All other options	3.0	3.0
Risk-free interest rate	4.42% - 5.23%	4.25% - 5.13%
Expected annual dividend yield	—	—

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes activity under the Plan for the six-month period ended June 30, 2007:

Six Months Ended June 30, 2007
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at December 31, 2006	260,120	$42.42
Granted	356,119	42.79
Forfeited or Expired	(32,482)	42.51
Exercised	(6,558)	42.14

Outstanding at June 30, 2007	577,199	$42.65

Exercisable at June 30, 2007	3,837	$42.90

     The weighted average grant-date fair value of stock options granted during the six-month periods ending June 30, 2007 and 2006 was $2,123,000 and $84,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of June 30, 2007 was 3.5 years and 1.4 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $43.86 as of June 30, 2007, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of both stock options exercised during the six-month periods ending June 30, 2007 and stock options exercisable at June 30, 2007 was $11,000 and $4,000, respectively. The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $698,000. The total intrinsic value of both stock options exercised during the six-month periods ending June 30, 2006 and stock options exercisable at June 30, 2006 was zero. The aggregate intrinsic value of stock options outstanding at June 30, 2006 was also zero.
     The following table summarizes the Company’s nonvested stock options as of June 30, 2007 and changes during the six-month period ended June 30, 2007, for stock options granted after the adoption of SFAS 123(R):

Six Months Ended June 30, 2007
		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	Value
Nonvested at December 31, 2006	254,118	$6.03
Granted	356,119	5.96
Vested	(8,512)	1.80
Forfeited	(28,363)	6.04

Nonvested at June 30, 2007	573,362	$6.05

     As of June 30, 2007, there was $2,542,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six-month periods ended June 30, 2007 and 2006 was $15,300 and $8,000, respectively.
     As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of June 30, 2007 and changes during the six-months period ended June 30, 2007 for stock options that continue to be subject to APB 25:

Six Months Ended June 30, 2007
Stock options subject to		Weighted Average
APB 25	Number of Shares	Exercise Price
Outstanding at December 31, 2006	1,715,873	$33.60
Forfeited or Expired	(51,215)	34.95
Exercised	(285,468)	26.38

Outstanding at June 30, 2007	1,379,190	$35.04

Exercisable at June 30, 2007	812,949	$32.27

     The weighted average remaining contractual term for options outstanding and options exercisable at June 30, 2007 were 1.5 years and 1.2 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the six-month periods ending June 30, 2007 and 2006 was $4,990,000 and $6,577,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $12,164,000 and $9,422,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of June 30, 2007 and changes during the six-month period ended June 30, 2007 for stock options that continue to be subject to APB 25:

Six Months Ended June 30, 2007
Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price
Nonvested at December 31, 2006	814,457	$37.70
Vested	(207,556)	34.08
Forfeited	(40,660)	37.88

Nonvested at June 30, 2007	566,241	$39.02

     The Company also recognized stock compensation expense associated with retirement plan benefits totaling $3,747,000 and $3,723,000 for the six-month periods ending June 30, 2007 and 2006, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the six months ended June 30, 2007 and 2006, the Company issued 18,651 and 29,562 shares totaling $798,000 and $1,257,000, respectively, for such bonuses.
     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $569,000 and $885,000 for the six months ended June 30, 2007 and 2006, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The following table summarizes activity under the Restricted Stock Plan as of June 30, 2007 and changes during the six-month period ended June 30, 2007:

Six Months Ended June 30, 2007
		Weighted Average
	Number of	Grant-Date Fair
Shares of Restricted Stock	Shares	Value
Outstanding at December 31, 2006	52,080	$13.89
Granted	7,012	42.78
Distributed	(6,801)	23.03
Forfeited	(1,428)	28.02

Outstanding at June 30, 2007	50,863	$16.25

Vested, undistributed at June 30, 2007	33,875	$6.64

     The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at June 30, 2007 was $2,231,000 and $1,486,000, respectively.
     The following table summarizes the Company’s nonvested restricted stock as of June 30, 2007 and changes during the period then ended:

Six Months Ended June 30, 2007
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at December 31, 2006	18,205	$27.37
Granted	7,012	42.78
Vested	(6,801)	23.03
Forfeited	(1,428)	28.02

Nonvested at June 30, 2007	16,988	$35.41

     The Company recorded compensation expense related to restricted stock awards of $57,000 and $72,000 during the six-months periods ending June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $464,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 3.1 years. The total grant-date fair value of shares vested during the six-month periods ended June 30, 2007 and 2006 was $157,000 and $170,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 – Computation of Earnings Per Share (EPS)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic EPS
Net income	$4,302,000	$4,226,000	$8,641,000	$8,426,000

Weighted average shares outstanding	4,802,458	5,192,509	4,830,012	5,257,676

Per share amounts	$0.90	$0.81	$1.79	$1.60

Diluted EPS
Net income	$4,302,000	$4,226,000	$8,641,000	$8,426,000

Weighted average shares outstanding	4,802,458	5,192,509	4,830,012	5,257,676
Stock options	180,863	313,321	186,141	347,419
Restricted stock	16,988	18,356	17,083	20,553

	5,000,309	5,524,186	5,033,236	5,625,648

Per share amounts	$0.86	$0.76	$1.72	$1.50

Note 10 – Recent Accounting Pronouncements
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The second quarters of fiscal 2007 and 2006 comprised the 13 weeks ended July 1, 2007 and July 2, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month and six-month periods have been presented as June 30, 2007 and June 30, 2006.
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
     The following table presents certain key operating data for continuing operations for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales	$73,015	$72,115	$139,980	$140,469
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	56%	49%	53%	47%
Other Dept of Defense (“DoD”)	42%	48%	45%	50%
Non-DoD	2%	3%	2%	3%
Operating Income	$7,094	$7,068	$14,135	$13,928
Operating Margin	9.7%	9.8%	10.1%	9.9%
Income from Continuing Operations	$4,302	$4,210	$8,641	$8,402
Income from Discontinued Operations	$—	$16	$—	$24
Net income	$4,302	$4,226	$8,641	$8,426
     The Company’s contract revenues from continuing operations for the three-month period ended June 30, 2007 increased 1.3% from $72.1 million for the second quarter of 2006 to $73.0 million for the second quarter of 2007. Year-to-date sales for 2007 were $140.0 million, virtually equivalent to revenues during the first half of 2006.
     Revenues on BMD programs increased 13.2% from $35.7 million during the second quarter of 2006 to $40.4 million for the second quarter of 2007. Year-to-date, BMD program revenue increased 11.7% from $66.0 million in 2006 to $73.7 million in 2007. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $2.0 million decline in support to a U.S. Army BMD program, resulting from federal budget cuts on this program.
     Revenues on Other DoD programs declined 9.6% from $34.4 million during the second quarter of 2006 to $31.1 million during the second quarter of 2007. Year-to-date revenue on Other DoD programs decreased 10.4% from $70.4 million in 2006 to $63.1 million in 2007. The decrease in Other DoD revenues was due to several factors. Revenue declined $2.3 million on contracts with the U.S. Army to support a variety of tactical system logistics and training missions. Additionally, revenue declined $1.4 million due to a decrease in production of composite parts on U.S. Army missile and unmanned aerial vehicle (UAV) programs. In addition, revenue decreased $2.9 million due to a reduction in engineering support efforts on a variety of U.S. Air Force space systems programs. Offsetting these decreases was a $3.6 million increase in revenues on certain classified intelligence programs. Revenues on Non-DoD programs were $3.2 million and $4.0 million for the six-month periods ended June 30, 2007 and 2006, respectively.
     Operating income as a percentage of revenue decreased from 9.8% in the second quarter of 2006 to 9.7% in the second quarter of 2007. Year-to-date operating income as a percentage of revenue (operating margin) increased from 9.9% for the six months ended June 30, 2006 to 10.1% for the six months ended June 30, 2007. The increase in the year-to-date operating margin is primarily due to an increase in the percentage of revenues derived from time and material and fixed price contracts. During the six-month period ended June 30, 2007, time and material and fixed price contracts comprised 52% of total sales, compared with 46% of total sales in the corresponding period of 2006. The Company generally earns higher profits on time and material and fixed price contracts than it does on cost reimbursable contracts due to the higher risk associated with such contract types.
     The Company earned net interest income during the first two quarters of both 2007 and 2006. The increase in net interest income resulted largely from an increase in average invested balances and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates. Additionally, during the second quarter of 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return.
     The Company’s effective income tax rate did not change materially during the three- and six-month periods ended June 30, 2007. The Company’s effective income tax rate was 42% during both the second quarter of 2007 and 2006, and 41% and 42% during the corresponding six-month periods.
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

	June 30,	December 31,	June 30,
	2007	2006	2006
	(amount in thousands)

Annualized funded contract backlog	$122,400	$87,600	$112,800
Annualized unfunded contract backlog	83,600	89,600	58,200

Total annualized contract backlog	206,000	177,200	171,000
Expected 12-month value of future funding on proposals with high probability of winning procurement	59,300	85,100	99,300

Total annualized Company-defined backlog	$265,300	$262,300	$270,300

Total multi-year contract backlog	$509,600	$434,600	$433,800
Expected value of future funding on proposals with high probability of winning procurement	213,400	312,300	436,200

Total multi-year Company-defined backlog	$723,000	$746,900	$870,000

Annualized Company-defined backlog (by business area):
BMD	$137,100	$136,900	$134,500
Other DoD	123,500	120,400	129,500
Non-DoD	4,700	5,000	6,300

Total annualized Company-defined backlog	$265,300	$262,300	$270,300

     The annualized Company-defined contract backlog increased from $262.3 million at the end of 2006 to $265.3 million as of June 30, 2007, an increase of 1%. During the first six months of 2007, BMD and Other DoD contract backlog increased $0.2 million and $3.1 million, respectively, while Non-DoD annualized contract backlog decreased $0.3 million.
     In the second quarter of 2007, the Company won eleven significant awards comprised of two sole-source prime contract awards, one competitive subcontract award, six sole-source add-ons to existing prime contracts, one sole-source add-on to an existing subcontract and one sole-source option on an existing subcontract for an estimated value of $69.1 million dollars. In addition, the Company lost four significant competitive bids submitted for subcontracts and one significant competitive bid on a prime contract, totaling $44.5 million.
     In the Missile Defense Sector, the Systems Acquisition and Support Operation (SASO), won three sole-source add-ons to prime contracts with the Missile Defense Agency (MDA) for a combined total of $30 million over a one-year period. Additionally, the Technology and Acquisition Support Operation (TASO) won a competitive subcontract valued at $20 million covering a ten-year period on the Warfighter Focus program for the U.S. Army Program Executive Office for Simulation, Training and Instrumentation, and a sole-source add-on subcontract for the U.S. Army’s Extended Range Multi-Purpose UAV program for $1.1 million over a six-month period.

     In the National Security Systems Sector, the Applied Communications Technology Operation (ACTO) won three sole source add-ons to existing prime contracts. Two of the awards were add-ons to contracts with classified customers valuing $7.2 million over one year; the other award was with the Federal Bureau of Investigation (FBI) for $3.2 million over one year. In addition ACTO won a sole-source prime contract with the Navy totaling $1.3 million for one year. The Military Systems Operation won a $2.3 million, six-month subcontract to support the ZEUS™/SABRE integration program for the Joint Improvised Explosive Device Defeat Organization (JIEDDO).
     The Composite Products Operation (CPO), won a sole-source subcontract option in support of the U.S. Air Force small diameter bomb program, with an estimated value of $4 million over one year.
Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for continuing operations:

	Balance at
	June 30, 2007	December 31, 2006	June 30, 2006
Cash and cash equivalents	$31,486,000	$23,379,000	$27,494,000
Short-term investments	$8,238,000	$14,861,000	$6,811,000
Stockholders’ equity	$64,428,000	$61,412,000	$67,056,000
Notes payable	$11,512,000	$12,486,000	$10,191,000
Borrowings under line of credit	$—	$—	$—
Current ratio	2.6	2.1	2.8
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
     The Company’s bank line of credit provides for borrowings of up to $10.0 million and matures July 1, 2010. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate less 0.25%, or, at the Company’s option, at the applicable LIBOR plus 1.5%. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at June 30, 2007. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at June 30, 2007.

     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of June 30, 2007, former employees held approximately 3.3% of the Company’s outstanding common stock.
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
Cash Flow Information
     During the six months ended June 30, 2007, the Company’s cash balances from continuing operations increased $8.1 million compared with the prior year-end. Cash flow activity presented for 2006 includes cash flows generated by both continuing and discontinued operations. Cash flows generated by the Company’s discontinued operation were not material prior to the divestiture of Spiral, and the absence of those cash flows has not had a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $15.6 million in cash during the first two quarters of 2007. The Company generated $8.6 million in net income during the six months ended June 30, 2007. Non-cash expenses totaled $7.4 million, of which $5.7 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future.
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
     The Company used $0.5 million in cash from working capital during the first six months of 2007. Working capital generated by accounts receivable was offset by working capital required to fund accounts payable and accrued compensation.

     Through the six months ended June 30, 2007, the Company’s capital expenditures totaled approximately $1.8 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2007. During the six month period ended June 30, 2007, the Company redeemed (at maturity) approximately $6.6 million of short-term investments. Under generally accepted accounting principles, the Company classifies investments with initial maturities ranging from three to twelve months as short-term investments.
     During the six months ended June 30, 2007, the Company repurchased a total of 455,731 common shares totaling approximately $19.6 million in connection with the aforementioned stock repurchase policies. Of the year-to-date total, $1.8 million was repurchased in exchange for promissory notes and $17.8 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the second quarter of 2007 totaled $2.7 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $7.1 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $1.2 million as a result of the income tax benefit relating to its stock compensation plans.
     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments, primarily for the Company’s facilities. As of June 30, 2007, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of June 30, 2007, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	4-5 years	years
Promissory Notes	$11,513	$4,175	$6,012	$1,282	$44
Operating Leases	46,923	9,548	21,010	6,175	10,190

Total Contractual Obligations	$58,436	$13,723	$27,022	$7,457	$10,234

Effects of Federal Funding for Defense Programs
     The Company continues to derive virtually all of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. The Company does not anticipate any significant terminations of programs or contracts in 2007. However, no assurances can be given that such events will not occur.
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
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2007. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
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

(c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total	Average	Total Number of Shares	Approximate Dollar Value)
	Number of	Price	Purchased as Part of	of Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April
(4/2/07 – 4/29/07)	102,078	$42.79	35,063	—
May
(4/30/07 – 5/27/07)	124,095	43.85	29,685	$1,500,000
June
(5/28/07 – 7/1/07)	60,281	43.84	—	—
Total	286,454	$43.47	64,748	$1,500,000
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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for April in the above table represent the final stock repurchases from the February 21, 2007 stock repurchase date.
     During the second quarter of 2007, the Company announced a voluntary stock repurchase program with an expiration date of May 21, 2007. Total funds committed to this repurchase program aggregated $2,802,000, of which $1,302,000 (29,685 shares) were expended in May 2007. The balance ($1,500,000, or 34,200 shares) was expended in July 2007, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
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
Item 3 Defaults Upon Senior Securities
     Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Stockholders of the registrant was held on June 1, 2007.
(b) All of the directors nominated by management in registrant’s 2007 Proxy Statement were elected and no solicitation in opposition to management’s nominees was made.
(c) At the Annual Meeting, the stockholders of the registrant approved the following:
(1)	The election of the following directors by the votes set forth below:

	Number of Votes of Common Stock
	For	Against/Withheld
Wayne R. Winton	2,996,355	10,749
Robert C. Sepucha	2,995,422	11,374
William E. Cook	2,800,696	206,168
Rockell N. Hankin	2,993,893	10,650
Gen. John L. Piotrowski (USAF Ret.)	2,987,059	10,650
Gerald A. Zionic	2,985,920	10,483
(2)	The ratification, by the votes set forth below, of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

For:	2,975,569
Against:	36,595
Abstain:	10,041
(3)	The approval by the votes set forth below, of the SPARTA, Inc. 2007 Stock Plan:

For:	3,016,236
Against:	1,193
Abstain:	4,786
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

SPARTA, INC. (Registrant)
Date: August 10, 2007	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.