Form 10-Q
period 2007-09-30
SPARTA INC /DE
filed 2007-11-13
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☑
As of October 28, 2007, the registrant had 4,745,994 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBRER 30, 2007
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated balance sheet — September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

	Consolidated statement of income — Three months ended September 30, 2007 and 2006 (unaudited); Nine months ended September 30, 2007 and 2006 (unaudited)	4

	Consolidated statement of cash flows — Nine months ended September 30, 2007 and 2006 (unaudited)	5

	Notes to consolidated financial statements — September 30, 2007 (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$38,437,000	$23,379,000
Short-term investments	10,161,000	14,861,000
Receivables, net	54,964,000	63,193,000
Income taxes receivable	1,510,000	—
Prepaid expenses	1,482,000	1,312,000
Prepaid income taxes	—	240,000

Total current assets	106,554,000	102,985,000

Equipment and improvements, net	12,136,000	12,096,000
Intangible assets, net	—	172,000
Other assets	3,259,000	3,102,000

Total Assets	$121,949,000	$118,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$21,263,000	$19,783,000
Accounts payable and other accrued expenses	9,663,000	16,593,000
Billings in excess of costs plus earnings	8,007,000	6,702,000
Current portion of notes payable	3,726,000	4,417,000
Income taxes payable	307,000	—
Deferred income taxes	1,251,000	1,365,000

Total current liabilities	44,217,000	48,860,000

Notes payable	8,992,000	8,069,000
Deferred income taxes	14,000	14,000
Commitments and contingencies (Note 6)
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 9,697,144 and 9,184,368 shares issued; 4,733,828 and 4,858,193 shares outstanding	97,000	92,000
Additional paid-in capital	150,834,000	130,940,000
Retained earnings	84,128,000	69,025,000
Treasury stock, at cost	(166,333,000)	(138,645,000)

Total stockholders’ equity	68,726,000	61,412,000

Total Liabilities and Stockholders’ Equity	$121,949,000	$118,355,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$73,209,000	$77,270,000	$213,189,000	$217,739,000

Costs and expenses:
Labor costs and related benefits	37,172,000	35,731,000	110,489,000	109,301,000
Subcontractor costs	23,186,000	26,304,000	60,678,000	65,370,000
Facility costs	3,424,000	4,471,000	12,016,000	12,634,000
Travel and general administrative costs	2,947,000	3,020,000	9,391,000	8,762,000

Total costs and expenses	66,729,000	69,526,000	192,574,000	196,067,000

Operating income	6,480,000	7,744,000	20,615,000	21,672,000

Interest income	(513,000)	(446,000)	(1,453,000)	(1,209,000)
Interest expense	187,000	148,000	503,000	398,000

Income from continuing operations before provision for taxes on income	6,806,000	8,042,000	21,565,000	22,483,000

Provision for taxes on income	344,000	3,319,000	6,462,000	9,357,000

Income from continuing operations	6,462,000	4,723,000	15,103,000	13,126,000

Discontinued operations (Note 4)
Income (loss) from discontinued operations of Sprial Technology, Inc. before income taxes	—	(37,000)	—	2,000
Provision (benefit) for taxes on income (loss)	—	(15,000)	—	1,000

Income (loss) from discontinued operations	—	(22,000)	—	1,000

Net income	$6,462,000	$4,701,000	$15,103,000	$13,127,000

Earnings per share:
Basic:
Income from continuing operations	$1.35	$0.92	$3.14	$2.52
Income (loss) from discontinued operations	—	—	—	—

	$1.35	$0.92	$3.14	$2.52

Diluted:
Income from continuing operations	$1.30	$0.87	$3.02	$2.37
Income (loss) from discontinued operations	—	—	—	—

	$1.30	$0.87	$3.02	$2.37

Weighted average common equivalent shares:
Basic	4,771,426	5,102,829	4,810,475	5,206,050

Diluted	4,961,034	5,392,172	5,009,225	5,547,917

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$15,103,000	$13,127,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,545,000	2,799,000
Loss on sale of equipment	—	54,000
Stock-based compensation	8,093,000	7,841,000
Changes in assets and liabilities:
Receivables, net	8,229,000	16,455,000
Income taxes receivable	(1,510,000)	—
Prepaid expenses	(170,000)	(783,000)
Prepaid income taxes	—	548,000
Other assets	(157,000)	287,000
Accrued compensation	1,480,000	(97,000)
Accounts payable and other accrued expenses	(6,930,000)	399,000
Billings in excess of costs plus earnings	1,305,000	(152,000)
Income taxes payable	307,000	—
Prepaid income taxes	240,000
Deferred income taxes	(114,000)	—

Net cash provided by operating activities	28,421,000	40,478,000

Cash flows from investing activities:
Purchases of equipment and improvements	(2,413,000)	(3,382,000)
Redemptions (purchase) of short-term investments	4,700,000	(12,711,000)

Net cash provided by (used for) investing activities	2,287,000	(16,093,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,616,000	9,271,000
Excess tax benefit from stock-based compensation	2,190,000	2,956,000
Purchases of treasury stock	(23,256,000)	(30,447,000)
Principal payments on notes payable	(4,200,000)	(2,609,000)

Net cash used for financing activities	(15,650,000)	(20,829,000)

Net increase (decrease) in cash and cash equivalents	15,058,000	3,556,000
Cash and cash equivalents at beginning of period	23,379,000	29,254,000

Cash and cash equivalents at end of period	$38,437,000	$32,810,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$503,000	$398,000
Income taxes	$5,356,000	$5,903,000

Non-cash investing and financing activities:
Issuance of notes payable in connection with purchases of treasury stock	$4,432,000	$4,041,000
Receipt of notes receivable in exchange for exercise of stock options	$468,000	$563,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying financial information has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements.
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The third quarters of fiscal 2007 and 2006 comprised the 13 weeks ended September 30, 2007 and October 1, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month and nine-month period ends have been presented as September 30, 2007 and September 30, 2006.
     In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Note 2 — Accounts Receivable
     Receivables are comprised as follows:

	September 30, 2007	December 31, 2006

Billed	$28,862,000	$32,486,000
Unbilled	26,757,000	31,262,000

	55,619,000	63,748,000
Less allowances for unallowable contract costs	(655,000)	(555,000)

	$54,964,000	$63,193,000

Note 3 — Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 did not require a cumulative adjustment to retained earnings nor did it have a material effect on the consolidated financial statements.
     As a result of a settlement of certain federal tax audits with the Internal Revenue Service (IRS) during the third quarter of 2007, as described below, the total amount of gross unrecognized tax benefits were increased by $320,000. As of September 30, 2007, unrecognized tax benefits were primarily related to research and experimentation tax credits totaling approximately $1,120,000 and if recognized, approximately $870,000 would affect the Company’s effective tax rate. The Company anticipates settlement or reversal of approximately half of the unrecognized tax benefits over the next twelve months.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2002. In April 2007, the IRS commenced an examination of the Company’s 2002 U.S. income tax return focused solely on reviewing the research and experimentation tax credit claimed on this return. During the course of their examination, the IRS expanded the audit to include the research and experimentation tax credits claimed by the Company for 2002 through 2004. In September 2007, the IRS completed its audit of such tax credits, and the Company agreed to research and experimentation credits for 2002 through 2004 totaling $1,510,000. In addition, as a consequence of the 2002 through 2004 audit, the Company believes that it is more likely than not that it will realize an additional $1,075,000 in such credits for 2005 and 2006. Accordingly, the Company recognized the tax benefits associated with these research and experimentation tax credits, and recorded a $2,585,000 reduction in its provision for income taxes for the three-month and nine-month periods ended September 30, 2007.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the periods ended September 30, 2007 and December 31, 2006, the Company had not accrued a material amount of interest or penalties related to unrecognized tax benefits.
Note 4 — Discontinued Operations
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
     In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the net income of Spiral is classified in discontinued operations in the consolidated statement of income for the three-month and nine-month periods ended September 30, 2006.
     The following table presents the operating results of the Company’s discontinued operations for the three-month and nine-month periods ended September 30, 2006:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Sales	$2,583,000	$8,439,000
Costs and expenses	(2,620,000)	(8,437,000)

Income (loss) before income taxes	(37,000)	2,000
Income tax (expense) benefit	15,000	(1,000)

Income (loss) from discontinued operations	$(22,000)	$1,000

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Bank Line of Credit
     During the second quarter of 2007, the Company renewed its bank line of credit. The line of credit provides for borrowings of up to $10.0 million and matures July 1, 2010. Borrowings under the line of credit are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate less 0.25%, or, at the Company’s option, the applicable London Inter-Bank Offering Rate (LIBOR) plus 1.5%. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company is in compliance with all debt covenants at September 30, 2007. There were no amounts outstanding under the line of credit as of September 30, 2007.
Note 6 — Commitments and Contingencies
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
     Previously, the Company believed that it and the Customer had not yet agreed to key terms of the purchase order, including unit prices for the remaining five production lots, certain technical specifications, warranty periods and aggregate warranty limits. If the Company had been required to produce the components at the prices, technical specifications, warranty periods and aggregate warranty limits contained in the purchase order, the Company could have incurred a material loss that could have adversely affected the Company’s financial position, results of operations and cash flows. During 2007, the Company and its Customer entered into a definitive purchase order for the third production lot of components. The Company believes that the prices and contract terms specified in the purchase order substantially eliminate the uncertainties and contingent liability with respect to all remaining production lots.
b) Litigation — The Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the ultimate outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
Note 7 — Stockholders’ Equity
     For the nine months ended September 30, 2007, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $9.6 million. The exercise of stock options results in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $2.2 million for the nine months ended September 30, 2007. For financial reporting purposes, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital.
     During the nine months ended September 30, 2007, the Company repurchased a total of 637,137 common shares at their current fair value totaling approximately $27.7 million. Of this total, the Company repurchased $23.3 million for cash, and $4.4 million by delivery of promissory notes, which provide for principal payments over periods ranging from one to five years, plus interest at the lesser of

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the prime rate (7.75% at September 30, 2007), the Federal Reserve discount rate (5.25% at September 30, 2007) or 10%. Treasury stock is shown at cost, and consisted of 4,963,316 shares and 4,326,179 shares of common stock at September 30, 2007 and December 31, 2006, respectively.
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
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At September 30, 2007 and December 31, 2006, the outstanding balances of these notes were $365,000 and $238,000, respectively, and are included as a reduction of additional paid-in capital.
Note 8 — Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. As of September 30, 2007, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the impact of adopting SFAS 123(R) on the Company’s income before income taxes, net income, and earnings per share (EPS) calculations.

	Three Months Ended	Nine Months Ended
Decrease Due To Adopting SFAS 123(R)	September 30, 2007	September 30, 2007

Income before income taxes	$317,000	$764,000
Net income	$190,000	$458,000
Basic EPS	$0.04	$0.09
Diluted EPS	$0.04	$0.08
     The Company’s basic and diluted earnings per share amounts reported for the three-month period ended September 30, 2006 and the basic earnings per share amount reported for the corresponding nine-month period were $.01 lower than if it had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on diluted earnings per share amounts reported for the nine-month period ended September 30, 2006.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended	Nine Months Ended
Key Assumptions	September 30, 2007	September 30, 2006
Expected volatility factor	1.0% — 8.9%	5.4% — 9.2%
Expected option term (in years)
Short-term options	0.125	0.125
All other options	3.0	3.0
Risk-free interest rate	3.53% — 5.23%	4.25% — 5.13%
Expected annual dividend yield	—	—
          The following table summarizes activity under the Plan for the nine-month period ended September 30, 2007:
Nine Months Ended September 30, 2007

		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price

Outstanding at December 31, 2006	260,120	$42.42
Granted	621,525	43.70
Forfeited or Expired	(50,108)	42.71
Exercised	(9,727)	42.53

Outstanding at September 30, 2007	821,810	$43.37

Exercisable at September 30, 2007	48,202	$42.68

          The weighted average grant-date fair value of stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $3,655,000 and $1,575,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of September 30, 2007 was 3.5 years and 2.7 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $44.93 as of September 30, 2007, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the nine-month period ended September 30, 2007 and stock options exercisable at September 30, 2007 was $23,000 and $108,000, respectively. The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $1,282,000. The total intrinsic value of stock options exercised during the nine-month period ended September 30, 2006 and stock options exercisable at September 30, 2006 was $4,000 and $3,000, respectively. The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $13,000.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table summarizes the Company’s nonvested stock options as of September 30, 2007 and changes during the nine-month period ended September 30, 2007, for stock options granted after the adoption of SFAS 123(R):
Nine Months Ended September 30, 2007

		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	Value

Nonvested at December 31, 2006	254,118	$6.03
Granted	621,525	5.88
Vested	(57,554)	4.84
Forfeited	(44,481)	6.03

Nonvested at September 30, 2007	773,608	$6.00

          As of September 30, 2007, there was $3,606,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of shares vested during the nine-month periods ended September 30, 2007 and 2006 was $278,000 and $12,000, respectively.
          As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of September 30, 2007 and changes during the nine-month period ended September 30, 2007 for stock options that continue to be subject to APB 25:
Nine Months Ended September 30, 2007

Stock options subject		Weighted Average
to APB 25	Number of Shares	Exercise Price

Outstanding at December 31, 2006	1,715,873	$33.60
Forfeited or Expired	(66,865)	35.72
Exercised	(358,129)	27.27

Outstanding at September 30, 2007	1,290,879	$35.24

Exercisable at September 30, 2007	744,516	$32.44

          The weighted average remaining contractual term for options outstanding and options exercisable at September 30, 2007 were 1.3 years and 1.0 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the nine-month periods ended September 30, 2007 and 2006 was $6,325,000 and $8,106,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $12,509,000 and $9,299,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table summarizes the Company’s nonvested stock options as of September 30, 2007 and changes during the nine-month period ended September 30, 2007 for stock options that continue to be subject to APB 25:
Nine Months Ended September 30, 2007

Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price

Nonvested at December 31, 2006	814,457	$37.70
Vested	(212,681)	34.10
Forfeited	(55,413)	38.20

Nonvested at September 30, 2007	546,363	$39.05

          The Company also recognized stock compensation expense associated with retirement plan benefits totaling $5,358,000 and $5,192,000 for the nine-month period ended September 30, 2007 and 2006, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of common stock. Annual bonuses are generally paid in the first quarter of the year. For the nine months ended September 30, 2007 and 2006, the Company issued 18,651 and 29,562 shares totaling $798,000 and $1,257,000, respectively, for such bonuses.
          Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $915,000 and $1,222,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
          The following table summarizes activity under the Restricted Stock Plan as of September 30, 2007 and changes during the nine-month period ended September 30, 2007:
Nine Months Ended September 30, 2007

		Weighted Average
	Number of	Grant-Date Fair
Shares of Restricted Stock	Shares	Value

Outstanding at December 31, 2006	52,080	$13.89
Granted	7,012	42.78
Distributed	(6,801)	23.03
Forfeited	(1,428)	28.02

Outstanding at September 30, 2007	50,863	$16.25

Vested, undistributed at September 30, 2007	33,875	$6.64

     The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at September 30, 2007 was $2,285,000 and $1,522,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          The following table summarizes the Company’s nonvested restricted stock as of September 30, 2007 and changes during the period then ended:
Nine Months Ended September 30, 2007

		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value

Nonvested at December 31, 2006	18,205	$27.37
Granted	7,012	42.78
Vested	(6,801)	23.03
Forfeited	(1,428)	28.02

Nonvested at September 30, 2007	16,988	$35.41

          The Company recorded compensation expense related to restricted stock awards of $66,000 and $107,000 during the nine-month period ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $391,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 2.9 years. The total grant-date fair value of shares vested during the nine-month period ended September 30, 2007 and 2006 was $157,000 and $170,000, respectively.
Note 9 — Computation of Earnings Per Share (EPS)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic EPS
Net income	$6,462,000	$4,701,000	$15,103,000	$13,127,000

Weighted average shares outstanding	4,771,426	5,102,829	4,810,475	5,206,050

Per share amounts	$1.35	$0.92	$3.14	$2.52

Diluted EPS
Net income	$6,462,000	$4,701,000	$15,103,000	$13,127,000

Weighted average shares outstanding	4,771,426	5,102,829	4,810,475	5,206,050
Stock options	178,344	272,341	188,156	322,498
Restricted stock	11,264	17,002	10,594	19,369

	4,961,034	5,392,172	5,009,225	5,547,917

Per share amounts	$1.30	$0.87	$3.02	$2.37

Note 10 — Recent Accounting Pronouncements
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2007 and 2006 comprise the 52-week periods ending December 30, 2007 and December 31, 2006, respectively. The third quarters of fiscal 2007 and 2006 comprised the 13 weeks ended September 30, 2007 and October 1, 2006, respectively. To aid the reader of the financial statements, the fiscal 2006 year-end has been presented as December 31, 2006 and the three-month and nine-month periods have been presented as September 30, 2007 and September 30, 2006.
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
     The following table presents certain key operating data for continuing operations for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$73,209	$77,270	$213,189	$217,739
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	50%	48%	52%	47%
Other Dept of Defense (“DoD”)	48%	49%	46%	50%
Non-DoD	2%	3%	2%	3%
Operating Income	$6,480	$7,744	$20,615	$21,672
Operating Margin	8.9%	10.0%	9.7%	10.0%
Income from Continuing Operations	$6,462	$4,723	$15,103	$13,126
Income (Loss) from Discontinued Operations	$—	$(22)	$—	$1
Net income	$6,462	$4,701	$15,103	$13,127
     The Company’s contract revenues from continuing operations for the three-month period ended September 30, 2007 declined 5.3% from $77.3 million for the third quarter of 2006 to $73.2 million for the third quarter of 2007. Year-to-date sales for 2007 were $213.2 million, a decline of 2.1% from performance in the first nine months of 2006.
     Revenues on BMD programs were virtually unchanged from the third quarter of 2006 decreasing 0.6% from $37.2 million during the third quarter of 2006 to $36.9 million for the third quarter of 2007. Year-to-date, BMD program revenue increased 7.2% from $103.1 million in 2006 to $110.6 million in 2007. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through penetration of other BMD program elements. Offsetting this growth was a $3.2 million decline in support to a U.S. Army BMD program, resulting from federal budget cuts on this program.
     Revenues on Other DoD programs declined 7.0% from $37.9 million during the third quarter of 2006 to $35.2 million during the third quarter of 2007. Year-to-date revenue on Other DoD programs decreased 9.2% from $108.3 million in 2006 to $98.3 million in 2007. Increased revenues of $4.0 million on engineering support to various intelligence and law enforcement programs were offset by declines in revenues on a number of other programs. Revenue declined $3.7 million on contracts with the U.S. Army to support a variety of tactical system logistics and training missions. Additionally, revenue declined $1.6 million due to a decrease in production of composite parts on U.S. Army missile and unmanned aerial vehicle (UAV) programs. In addition, revenue decreased $4.4 million due to a reduction in engineering support efforts on a variety of U.S. Air Force space systems programs. Revenues on Non-DoD programs were $4.3 million and $6.3 million for the nine month periods ended September 30, 2007 and 2006, respectively. The decline in revenues on Non-DoD programs are primarily due to the completion of several information assurance research and development grants and to completion of a commercial composite production program.
     Operating income as a percentage of revenue decreased from 10.0% in the third quarter of 2006 to 8.9% in the third quarter of 2007. Year-to-date operating income as a percentage of revenue (operating margin) decreased from 10.0% for the nine months ended September 30, 2006 to 9.7% for the nine months ended September 30, 2007. The decrease in year-to-date operating margin is primarily due to an increase in share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. The decline in quarterly operating margins was due to increases in share-based compensation expense as well as revised estimates of revenue and profits on certain contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis as well as when contracts are finalized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
     The Company earned net interest income during the first three quarters of both 2007 and 2006. The increase in net interest income resulted largely from an increase in average invested balances and from the increase in average short- and medium-term interest rates. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at variable interest rates. Additionally, during the second quarter of 2006, the Company began investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return.
     The Company’s effective income tax rate was 5% and 41% during the third quarters of 2007 and 2006, respectively, and 30% and 42%, respectively, during the corresponding nine-month periods. The reduction in the Company’s effective income tax rate in 2007 is due to the recognition of $2.6 million in income tax benefits for research and experimentation credits for the three-month and nine-month periods ended September 30, 2007. As described in Note 3 to the Consolidated Financial Statements, during the third quarter of 2007, the Internal Revenue Service (IRS) completed its audit of research and experimentation credits claimed by the Company for 2002 through 2004.
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

	September 30,	December 31,	September 30,
	2007	2006	2006
	(amount in thousands)
Annualized funded contract backlog	$119,200	$87,600	$98,200
Annualized unfunded contract backlog	120,700	89,600	70,500

Total annualized contract backlog	239,900	177,200	168,700
Expected 12-month value of future funding on proposals with high probability of winning procurement	54,600	85,100	96,500

Total annualized Company-defined backlog	$294,500	$262,300	$265,200

Total multi-year contract backlog	$596,200	$434,600	$426,500
Expected value of future funding on proposals with high probability of winning procurement	181,400	312,300	487,300

Total multi-year Company-defined backlog	$777,600	$746,900	$913,800

Annualized Company-defined backlog (by business area):
BMD	$148,400	$136,900	$134,300
Other DoD	140,400	120,400	124,700
Non-DoD	5,700	5,000	6,200

Total annualized Company-defined backlog	$294,500	$262,300	$265,200

     The annualized Company-defined contract backlog increased from $262.3 million at the end of 2006 to $294.5 million as of September 30, 2007, an increase of 12%. During the first nine months of 2007, BMD, Other DoD and Non DoD contract backlog increased $11.5 million, $20.0 million and $0.7 million, respectively.
     The following list highlights significant contract wins awarded to the Company during the third quarter of 2007. The awards are comprised of four competitive prime contracts, three competitive subcontracts, one sole source prime contract and nine sole source add-ons to existing prime contracts. For indefinite delivery/indefinite quantity (ID/IQ) and other multiple award contracts, revenues denoted

below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
•	Prime contract with the Missile and Space Intelligence Center (MSIC) for the Joint Research Assessment and Analysis Center (JRAAC) Support Program, estimated value of $77.6 million over five years.

•	Subcontract with the National Security Agency (NSA) Chief Technology Organization to provide information technology support, estimated value of $30 million over five years.

•	Four sole source add-ons to existing prime contracts with classified customers, total estimated value of $14.9 million with individual performance periods of one year each.

•	Prime contract with the U.S. Army Yuma Counterinsurgency Test and Evaluation program, estimated value of $9.9 million over three years.

•	Two prime contracts with the U.S. Air Force for the System Engineering and Technical Support and Acquisition Support and System Engineering Programs, estimated value totaling $11.2 million over one year.

•	Subcontract in support of the U.S. Army Tube-launched, Optically-tracked, Wire-guided (TOW) Wireless program, with a value of $5 million over two years.

•	Subcontract for the U.S. Army Counter Narco-Terrorism Protection Program, estimated value of $5.0 million over five years.

•	Sole source prime contract with a classified customer, estimated value of $5.0 million over nine months.

•	Sole source add-on to an existing prime contract for the U.S. Army Intelligence and Security Command (INSCOM) Engineering Support Program, estimated value of $3.8 million over one year.

•	Sole source add-on to an existing prime contract with the NSA Customer Solutions Office for the Secure Mobile Environment/Portable Device Test and Evaluation Program, estimated value of $3.2 million over two years.

•	Exercise of a Missile Defense Agency (MDA) prime contract option for the Support to Deputy International Affairs Program, estimated value of $2.2 million over one year.

•	Sole source add-on to an existing prime contract with the Technical Support Working Group, estimated value of $1.1 million over eighteen months.

•	Sole source add-on to the existing prime contract with the Federal Bureau of Investigation (FBI) for the Data Processing Support Program, estimated value of $1.0 million over six months.
     During the third quarter the Company lost two competitive bids totaling $17.0 million. The third quarter losses included a competitive bid submitted for a subcontract for the Global Information Grid Support Program that was valued at $5.0 million over a five year period. The Company also lost a bid submitted for a prime contract for the Training Development Capability Software Upgrade Program which was valued at $12.0 million over a period of 20 months.

Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information for continuing operations:

	Balance at
	September 30, 2007	December 31, 2006	September 30, 2006
Cash and cash equivalents	$38,437,000	$23,379,000	$32,810,000
Short-term investments	$10,161,000	$14,861,000	$12,711,000
Stockholders’ equity	$68,726,000	$61,412,000	$66,749,000
Notes payable	$12,718,000	$12,486,000	$9,857,000
Borrowings under line of credit	$—	$—	$—
Current ratio	2.4	2.1	2.5
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
     The Company’s bank line of credit provides for borrowings of up to $10.0 million and matures July 1, 2010. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate less 0.25%, or, at the Company’s option, at the applicable LIBOR plus 1.5%. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at September 30, 2007. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at September 30, 2007.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of September 30, 2007, former employees held approximately 3.3% of the Company’s outstanding common stock.
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
Cash Flow Information
     During the nine months ended September 30, 2007, the Company’s cash balances from continuing operations increased $15.1 million compared with the prior year-end. Cash flow activity presented for 2006 includes cash flows generated by both continuing and discontinued operations. Cash flows generated by the Company’s discontinued operation were not material prior to the divestiture of Spiral, and the absence of those cash flows has not had a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $28.4 million in cash during the first three quarters of 2007. The Company generated $15.1 million in net income during the nine months ended September 30, 2007. Non-cash expenses totaled $10.6 million, of which $8.1 million related to the Company’s practice of issuing shares of common stock and options in connection with certain compensation and benefit plans. The Company expects to continue to follow this practice for the foreseeable future.
     The Company’s growth is the primary factor affecting the impact of working capital on cash flow. Generally, as the Company’s revenues increase or decrease, so does its investment in accounts receivable. However, significant changes in the Company’s ability to rapidly bill and collect its accounts receivable can affect the magnitude of the cash flow required to invest in accounts receivable. Other factors affecting the impact of working capital on cash flow include the timing of payments for current liabilities and certain prepaid costs and expenses.
     The Company generated $2.7 million in cash from working capital during the first nine months of 2007. Working capital generated by reductions in accounts receivable as well as increases in accrued compensation and billings in excess of costs plus earnings was offset by working capital required to fund accounts payable.
     Through the nine months ended September 30, 2007, the Company’s capital expenditures totaled approximately $2.4 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2007. During the nine month period ended September 30, 2007, the Company redeemed (at maturity) approximately $4.7 million of short-term investments. Under generally accepted accounting principles, the Company classifies investments with initial maturities ranging from three to twelve months as short-term investments.
     During the nine months ended September 30, 2007, the Company repurchased a total of 637,137 common shares totaling approximately $27.7 million in connection with the aforementioned stock repurchase policies. Of the year-to-date total, $4.4 million was repurchased in exchange for promissory notes and $23.3 million was repurchased for cash. Year-to-date principal payments on promissory notes as of the end of the third quarter of 2007 totaled $4.2 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $9.6 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $2.2 million as a result of the income tax benefit relating to its stock compensation plans.

     The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to subordinated promissory notes and operating lease commitments, primarily for the Company’s facilities. As of September 30, 2007, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of September 30, 2007, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Promissory Notes	12,718	$3,726	$7,094	$1,898	$—
Operating Leases	45,120	9,659	19,754	6,284	9,423

Total Contractual Obligations	$57,838	$13,385	$26,848	$8,182	$9,423

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
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the results of this evaluation, management believes that such controls and procedures are operating effectively.
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
(c) Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July (7/2/07 — 7/29/07)	55,880	$43.87	34,200	—
August (7/30/07 — 8/26/07)	101,847	44.92	11,128	$902,000
September (8/27/07 — 9/30/07)	23,679	43.93	—	—

Total	181,406	$44.60	45,328	$902,000

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
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for July in the above table represent the final stock repurchases from the May 21, 2007 stock repurchase date.

     During the third quarter of 2007, the Company announced a voluntary stock repurchase program with an expiration date of August 21, 2007. Total funds committed to this repurchase program aggregated $1,402,000, of which $500,000 (11,128 shares) were expended in August 2007. The balance ($902,000, or 20,071 shares) was expended in October 2007, in accordance with the Company’s normal procedures for the voluntary stock repurchase program. All shares were repurchased at the fair value of the stock on the applicable purchase date.
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

SPARTA, INC. (Registrant)
Date: November 9, 2007	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.