Form 10-K
period 2007-12-31
SPARTA INC /DE
filed 2008-03-20
CIK 875623

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission file number 0-21682
SPARTA, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	63-0775889

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25531 Commercentre Drive, Suite 120, Lake Forest, CA	92630-8873

(Address of principal executive offices)	(Zip Code)
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
YES ☐  NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.YES ☑  NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).YES ☐  NO ☑
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant (based upon the formula stock price described in this Form 10-K) as of the last business day of the Registrant’s most recently completed second fiscal quarter was $210,774,055.
As of February 24, 2008, 4,859,797 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

SPARTA, Inc.
FORM 10-K

CAUTIONARY STATEMENT
     Certain statements contained in this Annual Report on Form 10-K regard matters that are not historical facts and are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and the Securities Act of 1934, as amended, and the rules promulgated pursuant to the Securities Act of 1933, as amended. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters discussed below under the caption “Risk Factors” and elsewhere in this Report. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
     Additional factors related to the Proposed Merger (as defined below) that could cause actual results to differ materially include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the proposal or the merger agreement; (3) the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the merger, including the receipt of other required regulatory approvals; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; and (5) the amount of the costs, fees, expenses and charges incurred by the Company related to the Proposed Merger, including the Company’s obligation to reimburse Cobham (as defined below) for its expenses up to a specified amount in the event that the Proposed Merger is not adopted by the Company’s stockholders, and the Company’s obligation to pay Cobham a termination fee if the Proposed Merger is not consummated under certain circumstances.
PART I
ITEM 1. BUSINESS
Proposed Merger
     On January 15, 2008, SPARTA, Inc. (“SPARTA” or “the Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cobham Holdings, Inc. (“Cobham Holdings”) and Rocob Acquisition Inc. (“Merger Sub”), a wholly-owned subsidiary of Cobham Holdings. The Merger Agreement provides for the merger of Merger Sub with and into SPARTA (the “Proposed Merger”), with SPARTA surviving the Proposed Merger as a wholly-owned subsidiary of Cobham Holdings. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Proposed Merger, the interests of the Company’s current stockholders will be converted into the right to receive $77.60 in cash. Cobham Holdings is an indirect wholly-owned subsidiary of Cobham plc, a public limited company organized under the laws of England and Wales.
     Completion of the Proposed Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, adoption of the Agreement by the Company’s stockholders, clearance of the merger by the

Committee on Foreign Investment in the United States (“CFIUS”) in accordance with the Exon-Florio provision of the Defense Production Act of 1950, and the receipt of certain other governmental approvals. We anticipate that the Proposed Merger will close during the second quarter of 2008. The Merger Agreement may be terminated prior to the effective time of the Proposed Merger, under certain circumstances discussed in the Merger Agreement.
     The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement, which is an Exhibit to this Report on Form 10-K. The Merger Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about SPARTA or Cobham Holdings. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in a confidential disclosure letter provided by SPARTA to Cobham Holdings and Merger Sub in connection with the signing of the Merger Agreement. The disclosure letter contains information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Investors are not third party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of SPARTA, Cobham Holdings, Merger Sub or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in SPARTA’s public disclosures.
     In connection with the Proposed Merger, SPARTA has prepared a proxy statement for its stockholders which has been filed with the Securities and Exchange Commission (the “SEC”) and mailed to SPARTA’s stockholders. Before making any voting decision, SPARTA’s stockholders are urged to read the proxy statement regarding the Proposed Merger and the related transactions carefully in its entirety because it contains important information about the proposed transaction. SPARTA’s stockholders and other interested parties may obtain, without charge, a copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at http://www.sec.gov. SPARTA’s stockholders and other interested parties may also obtain, without charge, a copy of the proxy statement and other relevant documents by directing a request by mail or telephone to SPARTA, Inc., 25531 Commercentre Drive, Suite 120, Lake Forest, CA 92630, telephone: (949) 768-8161.
     SPARTA and its directors and officers may be deemed to be participants in the solicitation of proxies from the Company’s stockholders with respect to the Proposed Merger. Information about SPARTA’s directors and executive officers and their ownership of SPARTA’s common stock is set forth below in this Report on Form 10-K. Stockholders and investors may obtain additional information regarding the interests of SPARTA and its directors and executive officers in the Proposed Merger, which may be different from those of SPARTA’s stockholders generally, by reading the proxy statement and other relevant documents regarding the Proposed Merger.
General
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
     Performance of scientific, engineering, technical and other services, under contracts with DoD and intelligence agencies, either as a prime contractor or subcontractor, accounted for approximately 98%, 97% and 97% of the Company’s revenues in fiscal years 2007, 2006 and 2005. Contracts with other non-DoD government agencies, such as the National Aeronautics and Space Administration (“NASA”), accounted for an additional 1%, 2% and

1%, respectively, of the Company’s revenues, and 1%, 1% and 2%, respectively, of the Company’s revenues were derived from non-government customers during each of these years.
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
     BMD programs have historically been a significant source of revenues for the Company and, as a result, the Company was, and remains, heavily dependent on its BMD programs. In recent years, the Company has attempted to diversify its business base to reduce its dependence on BMD, primarily due to the historical uncertainties of those programs. However, terrorist events in recent years and the current Administration’s concern about the proliferation of biological, chemical and nuclear weapons to unstable rogue states have stabilized government funding in this area in recent years. The current Administration has made BMD a defense priority, when, for example, in 2001, the U.S. withdrew from the 1972 ABM treaty so that different architectures could be tested. BMD has continued to be a significant part of the Company’s business — in 2007, 2006 and 2005, BMD revenues accounted for 52%, 48% and 46%, respectively, of total sales.
     The U.S. BMD program is managed by the Missile Defense Agency (“MDA”), an umbrella agency in DoD that funds and supervises technology and system development for defensive systems that defend against both nuclear and non-nuclear ballistic missiles. The MDA is responsible for preparing for the near-term deployment of a BMD system to protect the U.S. against the threat of ballistic missile attack. MDA appropriations for government fiscal year (“GFY”) 2007 were $9.4 billion, an increase of 21% from $7.8 billion in GFY 2006. The MDA budget is expected to decline to $8.9 billion in 2008 and rebound to $9.4 billion and $9.5 billion for GFY 2009 and 2010, respectively, based on the current Administration’s budget submission to Congress. However, governmental defense weapons priority decisions, budget decisions, international events, proliferation of nuclear weapons, and international arms negotiations, over which the Company has no influence, will affect political support of BMD. In addition, future administrations may adopt different defense budget priorities. As a result, there can be no assurance that the present commitment of the U.S. Government to BMD will continue, or that funding for BMD programs in general will not be reduced. However, strategic defense programs, under the direction of various military and DoD agencies, have been in existence for more than 40 years. The Company believes that the threat posed to the U.S. by a limited number of warheads will result in the continued funding of strategic defense programs by these agencies in the immediate future.
     The Company, which is primarily owned by its employees and directors, has assembled a staff of highly-trained scientists, engineers, and analysts who hold undergraduate and advanced degrees in a wide range of disciplines. Accordingly, the Company has been able to compete for large, multitask projects with multidisciplinary requirements.
     As more fully described in Note 11 to the consolidated financial statements, on April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral Technology, Inc., formerly known as ST SPARTA, Inc. (“Spiral”). This transaction was consummated on December 29, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2005, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006 and 2005. As used in this Report on Form 10-K, all references to the Company or SPARTA exclude Spiral, unless the context indicates otherwise.
     In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business.

     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 30, 2007; December 31, 2006; January 1, 2006; January 2, 2005; and December 28, 2003. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.
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
Company Strategy
     The Company’s strategy has been to build a high quality professional staff of scientists, engineers, technicians, and analysts who have diverse backgrounds and the experience necessary to enable the Company to bid effectively on and to capture a significant number of defense service contracts. The Company has approximately 1,175 employees, of whom approximately 80% have earned undergraduate and/or advanced degrees in a wide variety of disciplines, including aeronautical, electrical, and mechanical engineering; physics; mathematics; computer science; business management; and management information systems.
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
     The Company relies heavily on its senior management and professional staff to obtain contracts that involve development of new systems configurations and technologies. Such contracts are important to the future success of the Company because they provide the Company’s professional staff with the opportunity to broaden its expertise and provide the Company with the opportunity to hire new personnel who have backgrounds in areas outside of the Company’s existing areas of expertise. The addition of such individuals enables the Company to bid on and obtain contracts in new areas and establish relationships with additional agencies in order to broaden its sources of business and enhance its ability to secure larger contracts. During the past ten years, the Company has succeeded in obtaining larger contracts in more diverse areas, including logistics support for the U.S. Army, engineering analysis design and development for the U.S. Air Force, test and evaluation work for the MDA, evaluation of foreign military systems for the U.S. Army and computer security work for the Federal Bureau of Investigation (FBI) and the National Security Agency (NSA).
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
     The percentage of the Company’s revenues derived from prime contracts rose from 65% in 2006 to 67% in 2007. Under a prime contract, the Company’s contract costs may include the cost of subcontractors who are performing work on the contract under the Company’s direction. Under a subcontract, the Company normally does not have subcontractors under its direction. The increase in revenue derived from prime contracts in 2007 was primarily due to the fact that revenue growth in the Company’s two largest business areas, missile defense and intelligence, was generated by new or expanded prime contracts.
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
     The Company frequently forms arrangements with other defense contractors to bid on large, complex, and multidisciplinary contracts. These arrangements are also designed to broaden the Company’s business base or to penetrate new market areas and technologies. The Company teams with other corporations both as a prime contractor and as a subcontractor. Companies which have acted as significant subcontractors to the Company include, among others, SAIC, Inc., L-3 Communications Corporation, Computer Sciences Corporation, General Dynamics Corporation, COLSA Corporation, Coleman Technologies, Inc., Modern Technology Solutions, Inc., Leading Systems Technologies, Inc., Dynetics, Inc. and Photon Research Associates, Inc. Companies for which the Company has acted as a significant subcontractor include, among others, the Northrup Grumman Corporation, Computer Sciences Corporation, Lockheed Martin Corporation, the Raytheon Company, BAE Systems, SAIC, Inc., Dynetics, Inc., United Technologies Corporation, EDO Corporation, the Boeing Company, Science and Engineering Services, Inc., Booz Allen Hamilton Inc., General Atomics, Honeywell International Inc. and Telcordia Technologies, Inc.
U.S. Government Contracts
     Approximately 99% of the Company’s fiscal year 2007 revenues were derived from contracts or subcontracts for the benefit of departments or agencies of the U.S. Government, primarily the military services, other agencies of the DoD and the Intelligence Community. The Company’s business is performed principally under cost reimbursement, fixed price, and fixed-rate time and materials contracts. Most of the cost reimbursement contracts provide for the performance of specified tasks or the delivery of specified reports or analyses under task orders or delivery orders.
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
     Greater risks are involved under firm fixed price contracts than under fixed price (level of effort) contracts, fixed rate time and materials contracts, and cost-reimbursable contracts. Also, less risk is involved in firm fixed price contracts relating to the delivery of analytical results compared to the same type of contracts relating to the delivery of hardware or software. The distribution by contract type of the Company’s revenues in 2007, 2006 and 2005 is as follows (amounts in thousands, except percentages):

	2007		2006		2005
	Amount	% of total	Amount	% of total	Amount	% of total
Cost reimbursement	$141,329	47%	$158,928	54%	$136,044	51%
Time and materials	56,004	19%	54,026	18%	60,245	23%
Fixed price (level of effort)	5,436	2%	5,736	2%	4,829	2%
Firm fixed price	94,716	32%	78,459	26%	65,347	24%
Other	—	0%	185	0%	108	0%

Total	$297,485	100%	$297,334	100%	$266,573	100%

     All cost reimbursement contracts relating to services or products supplied to government agencies are subject to audits and adjustments. Such audits include both an audit of the contractor’s indirect contract costs on a fiscal year basis, as well as an audit of the direct contract costs relating to each individual contract. The government does not adhere to any firm schedule with respect to its conduct of these audits. Rather, the scheduling of such audits is dependent on the resources available to the Defense Contract Audit Agency (“DCAA”) from time to time and the existence of higher priority projects. The Company’s indirect contract costs have been audited by and settled with the DCAA through the fiscal year ended December 31, 2005 (fiscal year 2005). Indirect contract costs incurred subsequent to fiscal year 2005 have been recorded at amounts which the Company expects to realize upon final settlement. The Company expects that costs incurred in fiscal year 2006 will be audited and settled with the DCAA in fiscal year 2008 and that costs incurred in fiscal year 2007 will be audited and settled in fiscal year 2009.
     The Company’s contracts may be terminated, in whole or in part, at the convenience of the government (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs and obligations incurred by the Company under the contract plus a fee based upon work completed. There were no significant terminations of programs or contracts in 2005, 2006 or 2007 and the Company does not anticipate termination of any programs or contracts in 2008. However, no assurances can be given that such events will not occur. Changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company could materially affect the financial condition and/or results of operations of the Company.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2006, 2005 and 2004, annualized Company-defined backlog comprised 88%, 89% and 82% of sales for fiscal 2007, 2006 and 2005, respectively.
     The following table summarizes contract backlog and Company-defined backlog for continuing operations at the dates indicated. Backlog data presented in the table below excludes backlog generated by the Company’s discontinued operation, Spiral.

	December 31	December 31
	2007	2006
	(amount in thousands)
Annualized funded contract backlog	$112,600	$87,600
Annualized unfunded contract backlog	113,500	89,600

Total annualized contract backlog	226,100	177,200

Expected 12-month value of future funding on proposals with high probability of winning procurement	55,500	85,100

Total annualized Company-defined backlog	$281,600	$262,300

Total multi-year contract backlog	$555,400	$434,600
Expected value of future funding on proposals with high probability of winning procurement	243,000	312,300

Total multi-year Company-defined backlog	$798,400	$746,900

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
Employees
     Most of the Company’s employees are highly skilled and educated. Approximately 80% of the Company’s employees have college degrees, and 40% hold advanced degrees, in a wide variety of disciplines, including aeronautical, electrical and mechanical engineering, physics, chemistry, mathematics, computer science and business and management. The Company’s professional staff also includes specialists in systems analysis, scientific simulation, data processing, software design and development, and hardware development, testing, evaluation and integration. The Company believes that one of its strengths, which derives from the diverse backgrounds and training of its employees, is its ability to apply multidisciplinary approaches to the projects it undertakes.
     The Company’s primary resource is its technical staff and administrative personnel. The Company believes its future success depends upon its ability to retain and motivate its personnel and attract qualified new employees. In 2007 and 2006, the Company experienced a relatively low level of voluntary employee turnover as the result of the Company’s efforts to minimize voluntary turnover. In 2007, the Company’s continuing operations were able to attract and hire approximately 150 equivalent full-time employees, replacing approximately 175 terminating employees, for a net decrease of approximately 25 equivalent full-time employees. The Company believes that continued strong growth is the key to recruiting and retaining a highly qualified staff. Such growth will provide greater opportunities for advancement within the Company and maintain other incentives at industry comparable levels. Although the Company continues to focus on improving recruitment and employee retention, it is uncertain if the Company will be able to continue to minimize voluntary turnover or achieve its recruitment goals in 2008.
     At December 31, 2007, the Company employed approximately 1,175 equivalent full-time employees, over 90% of whom are based in the Company’s and its customers’ facilities in California, the Washington D.C. metropolitan area, Colorado, and Alabama. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes that its employee relations are very good. The Company has not experienced any labor disputes or work stoppages during the last five years.
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
RISKS RELATED TO OUR INDUSTRY
Risks Related to Government Contracting
     Contracts with the U.S. Government (and most subcontracts with prime contractors) generally contain provisions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts. These provisions may impose certain risks on us and our business. Some of the key provisions are summarized as follows:
•	Although many of the programs in which we participate extend for several years, these programs are normally funded incrementally on an annual or more frequent basis. Further, the government may modify, curtail or unilaterally terminate our contracts at its convenience. New Presidential Administrations, changes in the composition of Congress, and disagreement or significant delay between Congress and the Administration in reaching a defense budget accord can all significantly affect our business. Failure of Congress to approve funding for a major program or contract, or a modification, curtailment, or termination of a major program or contract could have a material adverse effect on our financial condition and/or results of operations.

•	Many of our multi-year contracts provide for the exercise by the government of unilateral options or award terms. There can be no assurance that the government will exercise such options or award terms.

•	Government procurement regulations provide competitors the opportunity to protest or challenge new contract awards made to us pursuant to competitive bidding procedures. Such protests or challenges could cause us to incur additional costs, such as legal and proposal resubmission costs. Moreover, in the event a protest were upheld, this could result in termination, reduction or modification of the awarded contract, which could have a material adverse effect on our financial condition and/or results of operations.

•	U.S. Government contractors are subject to audits, investigations and inquiries by the DCAA and other government agencies regarding business practices and contract costs. The results of such audits, investigations and inquiries could result in the disallowance of certain costs incurred by us, or the imposition of civil or criminal penalties, up to and including suspension or permanent disbarment from conducting business with the government. We have negotiated final indirect contract costs through fiscal year 2005. Indirect contract costs subsequent to fiscal year 2005 have been recorded at amounts which we expect to realize upon final settlement. Cost disallowances in excess of established reserves, or civil or criminal penalties resulting from investigations or inquiries, could have a material adverse effect on our financial condition and/or results of operations.

•	We are subject to regulations regarding potential Organizational Conflicts of Interest (OCI). These regulations generally attempt to prevent the existence of conflicting roles that might bias a contractor’s judgment. OCI regulations also attempt to prevent unfair competitive advantage in situations where a contractor competing for award of a contract possesses proprietary information as a result of work performed on another contract, or source selection information that is relevant to the new contract but is not available to all competitors. In particular, contractors such as ourselves who perform systems engineering, requirements work, and technical analysis may be precluded from being awarded a contract to supply the system or major components thereof. Violations of contractual OCI clauses could result in the U.S. Government terminating a contract for default. We carefully monitor our contracts and new business pursuits for potential OCI issues.

•	A panoply of laws and regulations exist that affect companies that do business with the U.S. Government. Among the more significant regulations are the Federal Acquisition Regulations, which provide comprehensive regulations for the formation, administration, and performance of U.S. Government contracts; the Truth in Negotiations Act, which require certification and disclosure of costs and pricing data in connection with the

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
     Much of the work that we currently perform for MDA in the NCR will transition to other geographic locations as the transformation is implemented over the next several years. In addition, in connection with its re-engineering plans, MDA is currently planning on a multiple-award procurement that may consolidate certain of the work we currently perform. If we are unsuccessful in retaining this work as it transitions to other geographic locations, or if we do not receive awards under the planned procurement, it could have a material adverse effect on our financial condition and/or results of operations.
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
     Additionally, some U.S. Government agencies have recently begun using firm fixed price contracts for procuring certain technical and analytical services that we provide. Historically, most of these services were performed under lower risk cost reimbursement or time and material contracts. Revenues on firm fixed price contracts comprised 32% of total revenues for continuing operations in 2007, up from 22% in 2004. As noted under the caption “Business — U.S. Government Contracts”, firm fixed price contracts involve greater performance risks. When making proposals on these types of contracts, we rely on our estimates of costs and timing for completing the projects, as well as assumptions regarding technical issues that may arise on the project. If we fail to accurately estimate the ultimate costs of performing such contracts, or to effectively manage and control costs during performance of the work, we could incur reduced profit, or losses, from such contracts. Although we have not experienced significant losses on firm fixed price technical and analytical service contracts to date, there can be no assurance that such performance will continue.
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
Government Security Issues
     Many of our contracts require us and certain of our facilities and employees to obtain and maintain government security clearances, which, depending on the level of the required clearance, may be difficult and time consuming to obtain. If we lose or are unable to obtain the required security clearances, our customer may terminate the related contract, or may decide not to renew it upon its expiration. Additionally, a breach in security procedures could result in negative publicity, impair our reputation, and prevent us from further accessing critically sensitive information. Such events could have a material adverse effect on our financial position and/or results of operations.
RISKS RELATED TO OUR BUSINESS
Concentration of Revenue with the U.S. Government
     We derive substantially all of our revenue from direct or indirect contracts with various U.S. Government agencies. During 2007, 99% of our revenue from continuing operations was derived from such contracts, and 52% of our revenue from continuing operations was derived from contracts related to BMD. In addition, government contracts and BMD programs comprised 99% and 50%, respectively, of our annualized contract backlog as of December 31, 2007. Accordingly, changes in U.S. Government contracting policies could have a material adverse effect on our financial position and/or results of operations. Among the factors that could affect our business are:
•	Changes in budgets, appropriations or administrations affecting U.S. Government spending generally, or specific agencies with which we do business, or specific programs (such as BMD) in which we participate;

•	Delays in the government’s appropriation process;

•	Military conflict or international political crises that may result in funding limitations on our contract vehicles;

•	The impact on U.S. Government tax revenues of possible decline in the general economy.

•	The impact on current and future defense budgets of projected federal budget deficits.

•	The impact on current and future defense budgets of the U.S. Government’s periodic strategic review of the defense budget (known as the Quadrennial Defense Review), which could result in significant shifts in DoD budgetary priorities or reductions in overall defense budgets.
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
Key Personnel
     We depend on a number of our officers and management to identify and pursue new business opportunities, to identify key growth opportunities, and to establish and maintain relationships with the U.S. Government agencies and prime contractors with which we do business. Additionally, much of our continued success is dependent on our ability to recruit and retain key technical, professional and management personnel necessary to serve our customers effectively. Competition for scientists, engineers, and professional and management personnel is intense, and competitors aggressively recruit key personnel. Excessive turnover among our officers, managers, or key technical staff could adversely affect our ability to perform our contractual obligations, to generate new business to replace expiring contracts, and to identify and penetrate key growth markets.
     Although we have designed our compensation and other policies to facilitate recruitment and to minimize attrition, there can be no assurances that such policies will succeed. In addition, we generally have not entered into long-term employment agreements with our key personnel.

Employee Misconduct
     We are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our business prospects and results of operations. Misconduct by employees could include failures to comply with U.S. Government regulations, violation of requirements concerning the protection of classified information, improper labor and cost charging to contracts, or misappropriation of Company, government or third party property or proprietary information. The occurrence of such employee activities could result in our suspension or debarment from contracting with the U.S. Government or acting as a subcontractor on U.S. Government contracts, the imposition of civil and/or criminal penalties, or loss of key Company-owned proprietary information, any of which could have a material adverse effect on our financial condition and/or results of operations.
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
Future Acquisitions
     Historically, we have relied on internally generated growth for substantially all of our growth. In the future, however, we may use strategic acquisitions to supplement internal growth or to rapidly establish ourself in new markets. Acquisitions may pose additional risks to us, including:
•	We may issue shares of our common stock as consideration in an acquisition, potentially diluting the ownership interests of existing stockholders;

•	We may be unable to obtain financing for an acquisition due to the current status of the U.S. credit markets.

•	We may be unable to accurately assess the financial impact of an acquired business on our financial position and/or results of operations;

•	We may be unable to novate, assign, or otherwise succeed to the acquired business’s U.S. Government contracts;

•	We may be unable to effectively integrate the acquired business into our existing operations;

•	We may be unable to retain key employees of the acquired business;

•	We may be required to devote disproportionate management or other resources to negotiating, integrating, or financing an acquired business; and

•	Recently, the government amended certain of its small business regulations to require companies who have small business set-aside contracts to re-certify as to their eligibility for such contracts upon a change in control. This re-certification requirement could result in the loss of anticipated acquired revenue streams if we acquired a business that relied upon small business set-aside programs for a substantial part of its revenues.
     These, and other risks, may result in an acquisition having a material adverse effect on our financial position and/or results of operations.
Indemnification of Directors, Officers and Employees
     As permitted under Delaware law, we have entered into agreements whereby we have agreed to indemnify our officers, directors, and certain employees in the event that claims are asserted against any such person for certain events or occurrences while they were serving as an officer, director or employee. We have a director and officer errors and omissions insurance policy that limits our exposure under the indemnification agreements. Accordingly, we believe the estimated fair value of our liabilities under these indemnification agreements is immaterial. However, the maximum potential amount of future payments, if any, we could be required to make under these indemnification agreements is unlimited. If we were required to make payments under these indemnification agreements beyond our insurance policy limit, it could have a material adverse effect on our financial position and/or results of operations.

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
Possible Retirement Plan Legislation
     As of December 31, 2007, approximately 54% of our outstanding common stock is held by our retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of our common stock held by the retirement plan, the amount of our common stock that we can contribute to the plan, and the tax deductibility of contributions of our common stock to the plan. Such legislation also may require us to repurchase certain shares currently held by the retirement plan regardless of our self-imposed repurchase limitations. Enactment of such legislation may have a significant adverse effect on our liquidity and on our ability to continue to use our retirement plan as a principal component of our employee benefits package.
Leverage; Restrictive Debt Covenants
     As of December 31, 2007, we had debt totaling $11.3 million. Our level of indebtedness may require us to use a substantial portion of our cash flow to pay interest and principal on the debt; limit our ability to obtain additional funding for working capital, acquisitions, or other necessary expenditures; result in higher interest expense if interest rates increase on our floating rate borrowings; or increase our vulnerability in the event of a downturn in our business.
     In addition, we are subject to restrictive covenants under our bank line of credit agreement. These restrictions generally limit our ability to incur additional debt, make investments, or acquire or sell businesses; preclude the payment of cash dividends on our common stock; create a lien on substantially all of our assets; and require us to maintain certain minimum financial ratios. Failure to comply with these covenants could result in acceleration of any borrowings under the agreement (although, as of December 31, 2007, there were no borrowings outstanding under the agreement). Alternatively, failure to comply with the loan covenants could result in termination of the line of credit agreement.
RISKS RELATED TO THE PROPOSED MERGER
     There are a number of risks related to the Proposed Merger, including, but not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the proposal or the merger agreement; (3) the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the merger, including the receipt of other required regulatory approvals; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; and (5) the amount of the costs, fees, expenses and charges incurred by the Company related to the Proposed Merger, including the Company’s obligation to reimburse Cobham (as defined below) for its expenses up to a specified amount in the event that the Proposed Merger is not adopted by the Company’s stockholders, and the Company’s obligation to pay Cobham a termination fee if the Proposed Merger is not consummated under certain circumstances.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     The Company’s corporate office, comprised of approximately 18,000 square feet of office space leased through February 2010, is located in Lake Forest, California. All of the Company’s other offices are also leased, and aggregate approximately 456,000 square feet. Major offices are located in Huntsville, Alabama; San Diego, El Segundo, and La Jolla, California; Colorado Springs, Colorado; Orlando, Florida; Columbia, Maryland; Billerica, Massachusetts; Omaha, Nebraska; and Arlington, Centreville and Hampton, Virginia. Leases on these and other Company facilities expire at various times through 2017. The aggregate annual rent expensed by the Company for all of its offices and facilities, during the fiscal year ended December 31, 2007, was approximately $10,336,000. The Company believes that the existing facilities are adequate to meet its needs for the foreseeable future.
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
     The Company’s repurchase program is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares from time to time does not materially impair the Company’s liquidity or financial condition. The Board of Directors may, from time to time, approve waivers to the self-imposed quarterly repurchase limitation. The Company has suspended its voluntary stock repurchase program pending consummation of the Proposed Merger or termination of the Merger Agreement.
     Although not obligated to do so, the Company has generally exercised its right to repurchase the stockholdings of all individuals terminating their association with the Company, to retain all stockholdings among active employees and directors. However, as of December 31, 2007, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.1%. In addition, as a result of entering into the Merger Agreement, on January 16, 2008, SPARTA sent a notice to participants in the SPARTA, Inc. Profit Sharing Plan (the “Plan”), a retirement plan sponsored by SPARTA, of a blackout period regarding trading of SPARTA common stock held in Plan accounts. To administer the exchange of shares of SPARTA common stock held by the Plan for cash in connection with the Proposed Merger, access to SPARTA common stock held in participant accounts under the Plan must be suspended for the blackout period, during which time participants in the Plan are unable to engage in any transaction involving SPARTA common stock held in their Plan accounts, including investment direction and diversification, distribution and loan transactions. As a result of the blackout, the Company has suspended repurchases of common stock held in Plan accounts for individuals terminating their association with the Company.
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
     The stock price formula does not include liquidity as a factor in determining the stock price. However, an extended period of limited liquidity might require the Board of Directors to change the stock price formula to factor in the lack of liquidity. The stock price is reviewed annually by a nationally recognized valuation firm to determine if the formula produces a price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2007, determined that, at that time, the formula was producing a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. As part of its methodology to value the Company, the nationally recognized valuation firm assesses earnings multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and performs a discounted cash flow analysis.
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

Price Range of Common Stock
     Shares that are repurchased by the Company, either under the repurchase program referred to above or in connection with the termination of a stockholder’s association with the Company, are repurchased at a price that is equal to the stock price then in effect. The following table sets forth information regarding the stock price of the common stock for the periods after the dates indicated, determined using the stock price formula described above:

Stock Price per Share of Common Stock
2007		2006

January 21	$42.78	January 23	$42.53
April 22	43.86	April 21	41.25
July 22	44.93	July 21	42.49
October 21	48.77	October 21	41.39
     The current stock price, determined using the stock price formula described above as of January 22, 2008, is $49.77 per share.
Dividend Policy
     The Company’s present policy is to retain earnings for the operation and expansion of its business. The Company has not paid cash dividends on its stock and does not anticipate that it will do so in the foreseeable future. The Company’s bank loan agreement prohibits the payment of dividends by the Company without the bank’s prior consent.
Record Holders
     As of February 24, 2008 there were 1,223 holders of record of the Company’s common stock.
Repurchase Rights of the Company, Restrictions on Transferability
     All shares of the Company’s common stock are subject to the Company’s right (but not obligation) to repurchase such shares in the event of a termination of the holder’s association with the Company. All shares of the Company’s common stock are also subject to (i) the Company’s right of first refusal to purchase such shares in the event a holder desires to transfer them to a third party, and (ii) other significant restrictions on transferability set forth in the Company’s Amended and Restated Certificate of Incorporation. As a result of entering into the Merger Agreement, on January 16, 2008, SPARTA sent a notice to participants in the SPARTA, Inc. Profit Sharing Plan (the “Plan”), a retirement plan sponsored by SPARTA, of a blackout period regarding trading of SPARTA common stock held in Plan accounts. To administer the exchange of shares of SPARTA common stock held by the Plan for cash in connection with the Proposed Merger, access to SPARTA common stock held in participant accounts under the Plan must be suspended for the blackout period, during which time participants in the Plan are unable to engage in any transaction involving SPARTA common stock held in their Plan accounts, including investment direction and diversification, distribution and loan transactions. As a result of the blackout, the Company has suspended repurchases of common stock held in Plan accounts for individuals terminating their association with the Company.
Issuer Purchases of Equity Securities
     As previously discussed, the Company has the right, but not the obligation, to repurchase shares of the Company’s common stock in the event of a termination of the stockholder’s association with the Company. In addition, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, generally February 21, May 21, August 21 and November 21. Such repurchase dates are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Lack of Public Market; Internal Repurchase Program.” The following table presents the total repurchases by the Company, including repurchases under the voluntary stock repurchase program, during the fourth quarter of 2007.

				Maximum Number (or
	Total		Total Number of Shares	Approximate Dollar Value)
	Number	Average	Purchased as Part of	of Shares that May
	of Shares	Price Paid	Publicly Announced	yet Be Purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
October
(October 1, 2007 — October 28, 2007)	25,822	$45.04	20,071	—
November
(October 29, 2007 — November 25, 2007)	31,700	48.23	2,050	—
December
(November 26, 2007 — December 30, 2007)	9,276	48.77	984	—
     The Company has a self-imposed limit on the number of shares that the Company will repurchase in connection with each stock repurchase date. In addition, repurchases may also be limited by applicable legal restrictions. Accordingly, upon expiration of the repurchase program, there is typically a delay in finalizing the repurchase due to the time necessary to perform the required calculations, notify stockholders of the number of shares that the Company will accept for repurchase, collect stock certificates, and prepare payment documentation. The stock repurchases for October in the above table represent the final stock repurchases from the August 21, 2007 stock repurchase date.
     During the fourth quarter of 2007, in accordance with the Company’s normal procedures for the voluntary stock repurchase program, the Company announced a voluntary stock repurchase program with an expiration date of November 21, 2007. Total funds committed to this repurchase program aggregated $148,000, of which $100,000 (2,050 shares) was expended in November, 2007. The balance ($48,000 for 989 shares) was expended in December 2007. All shares were repurchased at the fair value (formula price) of the stock on the applicable purchase date.
     The Company has suspended its voluntary stock repurchase program pending consummation of the Proposed Merger or termination of the Merger Agreement. Stock repurchases, other than those related to the voluntary stock repurchase program, result primarily from the Company’s exercise of its right to repurchase shares upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities — Repurchase Rights of the Company, Restrictions on Transferability.”

ITEM 6. SELECTED FINANCIAL DATA
     The following tables set forth certain selected financial data of the Company for each of the five fiscal years in the period ended December 31, 2007. These tables should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-K.

	Operating Data for the Years Ended December 31 (1) (2)
	(amounts in thousands except EPS and share data)
	2007	2006	2005	2004	2003

Sales	$297,485	$297,334	$266,573	$240,289	$190,116

Income from continuing operations	$21,867	$17,046	$17,088	$15,854	$11,003
Income from discontinued operations	—	166	15	133	186

Net income	$21,867	$17,212	$17,103	$15,987	$11,189

Earnings per share
Basic
Income from continuing operations	$4.53	$3.31	$3.26	$3.04	$2.18
Income from discontinued operations	—	0.03	—	0.03	0.04

	$4.53	$3.34	$3.26	$3.07	$2.22

Diluted earnings per share
Income from continuing operations	$4.34	$3.12	$2.98	$2.80	$2.02
Income from discontinued operations	—	0.03	—	0.02	0.03

	$4.34	$3.15	$2.98	$2.82	$2.05

Weighted average common
shares outstanding	4,829,772	5,156,151	5,242,151	5,206,838	5,049,098

	Balance Sheet Data as of December 31(1) (2)
	(amounts in thousands except EPS and share data)
	2007	2006	2005	2004	2003
Total assets	$137,451	$118,355	$112,546	$96,011	$76,958
Working capital	$77,140	$54,125	$59,717	$46,356	$34,837
Long term liabilities	$8,234	$8,083	$6,587	$8,380	$5,991
Stockholders’ equity	$85,171	$61,412	$68,042	$50,727	$39,267

(1)	The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 30, 2007; December 31, 2006; January 1, 2006; January 2, 2005; and December 28, 2003. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.

(2)	As discussed in Note 11 to the consolidated financial statements, the Company completed the divestiture of its wholly-owned subsidiary, Spiral, in December 2006. The financial statements for all prior periods have been restated to reflect the results of operations of the wholly-owned subsidiary in discontinued operations.

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
Overview
     The Company performs a wide range of scientific, engineering and technical assistance services, both as a prime contractor and subcontractor, primarily for the U.S. military services, other agencies of the U.S. DoD and various intelligence agencies. In 2007, the Company derived approximately 98% of its revenues from contracts with the DoD and various intelligence agencies. BMD programs contributed approximately 52% of total revenues. Other DoD programs, which contributed approximately 46% of total revenues, comprise a broad range of programs, including national and military intelligence, tactical hardware and software systems, and strategic and tactical space systems. The Company derived the remaining 2% of total revenues from various non-DoD government departments and agencies, such as the Department of Homeland Security and NASA, and from commercial programs.
     Profitability on government contracts is dependent upon many factors. One significant factor is the type of contract under which the work is performed. In 2007, the Company generated approximately 47%, 19% and 32% of its total revenues from cost reimbursement, time and materials, and firm fixed price contracts, respectively. Under cost reimbursement contracts, the Company’s revenues comprise allowable contract costs plus applicable fee, which, under the terms of the contract, may be fixed or determined based on the customer’s evaluation of the Company’s performance. Accordingly, under a cost reimbursement contract, the Company generally takes on less risk, and therefore generally earns a lower fee rate. Under time and materials contracts, the customer agrees to pay a specific negotiated rate for each hour worked on the contract and to reimburse materials at cost, and under firm fixed price contracts, the Company agrees to perform the work for a fixed price. Thus, the Company’s profitability on time and materials and firm fixed price contracts depends to a large extent on its ability to effectively manage the costs of contract performance. Because the Company takes on a greater degree of risk under such contracts, including the risk of realizing a loss, profit rates on such contracts can generally be higher than on cost reimbursement contracts. However, if the Company underestimates the cost of performing such contracts, then the Company could experience lower profit rates, or the Company could incur a loss on the contract.
     Contract costs comprise both direct costs of performing work on the contract and allocable indirect costs. Direct costs include labor costs for employees working directly on the contract, the cost of subcontractors performing work on the contract, and the cost of materials and travel incurred in the course of contract performance. Indirect costs include fringe benefits for the Company’s employees, labor costs for employees supervising contract performance and for administrative functions, facility and equipment costs, and other similar costs incurred in the ordinary course of business. Indirect costs, as well as direct costs on cost reimbursement contracts, are subject to audit and adjustment. The Company’s contract costs have been audited and settled through fiscal 2005; contract costs incurred subsequent to 2005 have been recorded at amounts which the Company expects to realize upon final settlement. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     As more fully described in Note 11 to the consolidated financial statements, on April 21, 2006, the Company entered into an agreement to divest its wholly-owned subsidiary, Spiral. This transaction was consummated on December 29, 2006. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment of Long-Lived Assets, the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006 and 2005.
     The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The last five fiscal years have ended on December 30, 2007; December 31, 2006; January 1, 2006; January 2, 2005; and December 28, 2003. For ease of presentation of summary financial data, the year-ends have been presented as December 31. Fiscal year 2004 comprises a 53-week period; all other fiscal years presented comprise a 52-week period.
Subsequent Event
     On January 15, 2008, SPARTA, Inc. (“SPARTA” or “the Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cobham Holdings, Inc. (“Cobham Holdings”) and Rocob Acquisition Inc. (“Merger Sub”), a wholly-owned subsidiary of Cobham Holdings. The Merger Agreement provides for the merger of Merger Sub with and into SPARTA (the “Proposed Merger”), with SPARTA surviving the Proposed Merger as a wholly-owned subsidiary of Cobham Holdings. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Proposed Merger, the interests of the Company’s current stockholders will be converted into the right to receive $77.60 in cash. Cobham Holdings is an indirect wholly-owned subsidiary of Cobham plc, a public limited company organized under the laws of England and Wales. See “Business — Proposed Merger.”

Results of Operations
     The following tables present certain key operating data for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	2007	2006	2005
Sales	$297,485	$297,334	$266,573
Sales by business area, as a percentage of total sales
BMD	52%	48%	46%
Other DoD and Intelligence	46%	49%	51%
Non-DoD	2%	3%	3%
Operating income	$28,929	$28,593	$28,359
Operating margin	9.7%	9.6%	10.6%
Income from continuing operations	$21,867	$17,046	$17,088
Income from discontinued operations	$—	$166	$15

Net income	$21,867	$17,212	$17,103

2007 compared to 2006
     Revenue from continuing operations increased less than 1% from $297.3 million in 2006 to $297.5 million in 2007. Despite the overall lack of revenue growth, revenue generated by the Company’s BMD programs increased 9% from $142.1 million in 2006 to $155.1 million in 2007. In addition to continuing its work on BMD systems engineering and technical analysis, the Company has generated growth in its BMD business base through expansion of work effort on certain existing contracts and penetration of other BMD program elements. Offsetting this growth was a $4.3 million decline in support to Army BMD programs, resulting from budget cuts on these programs.
     Revenue from continuing operations on DoD programs other than BMD and on intelligence programs declined 7%, from $146.8 million in 2006 to $136.9 million in 2007. Increased revenues of $5.8 million on engineering support to various intelligence and law enforcement agencies were offset by declines in revenues on a number of other programs. Revenue declined $4.7 million due to a reduction in engineering support efforts on a variety of U.S. Air Force space system programs. Additionally, revenue declined $4.4 million on contracts with the U.S. Army to support various tactical system logistics and training missions. In addition, revenue declined $3.3 million due to the completion of phase two of a bio-detection technology program for the Defense Advanced Research Projects Agency (DARPA). Finally, revenue declined $1.0 million due to a decrease in production of composite parts on U.S. Army missile and unmanned aerial vehicle (UAV) programs. Revenue from continuing operations on Non-DoD programs declined 34%, from $8.4 million in 2006 to $5.5 million in 2007. The decline in revenues on Non-DoD programs is primarily due to the completion of several information assurance research and development grants and to completion of a commercial composite production program.
     Income from continuing operations before taxes as a percentage of revenue (“operating margin”) increased slightly from 9.6% in 2006 to 9.7% in 2007. The slight increase in operating margin is primarily due to two offsetting factors. First, increases in operating margin were attributable to changes in the mix of contract types, as the Company experienced a decline in the percentage of revenues derived from cost reimbursable contracts. Revenue on cost reimbursable contracts declined from 54% of total sales in 2006 to 47% in 2007. In 2007, the combination of firm fixed price contracts and time and material contracts comprised 51% of total revenue, an increase from 44% in 2006. Because the Company bears greater risk on firm fixed price and time and materials contracts, the gross profit rate on these contract types is generally higher. Increases in operating margin attributable to changes in the mix of contract types were partially offset by increases in share-based compensation expense recognized under Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. The increase in share-based compensation from 2006 to 2007 is due to the requirement to adopt SFAS 123(R) on a prospective basis.
     Net interest income increased 26% from $1,150,000 in 2006 to $1,450,000 in 2007. The increase in net interest income was due to higher investment balances and the overall increase in average short- and medium-term interest rates during the year. The average cash balance available for investment increased 15% from $35.7 million in 2006 to $41.0 million in 2007. Additionally, the Company continued investing in short-term investments with initial maturities ranging between three and nine months that generally earn higher rates of return. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates.

     The Company’s effective income tax rate was 28% and 43% in 2007 and 2006, respectively. The reduction in the Company’s effective tax rate in 2007 is due to the recognition of $4.0 million in income tax benefits for research and experimentation credits. As described in Note 7 to the Consolidated Financial Statements, during the third and fourth quarter of 2007, the Internal Revenue Services (IRS) completed its audit of research and experimentation credits claimed by the Company for 2002 through 2004 and proposed a settlement, which the Company accepted, for research and experimentation credits claimed by the Company for 2005 and 2006.
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
     Revenue from continuing operations on DoD programs other than BMD and on intelligence programs increased 7%, from $137.2 million in 2005 to $146.8 million in 2006. The increase in revenue derived from Other DoD programs was due to several factors. Revenues on a variety of intelligence programs increased $11.0 million as a result of the government’s increased focus on intelligence in response to the terrorist attacks of September 11, 2001. Other DoD revenues also increased $4.4 million due to expanded engineering support on a variety of Army tactical system training missions and $2.3 million due to the start of phase two of a bio-detection technology program for the Defense Advanced Research Projects Agency (DARPA). Offsetting these increases were decreases in Other DoD revenues due to a $7.9 million decline in modeling and simulation support efforts on the U.S. Army’s Future Combat Systems (FCS) program and a $4.4 million decrease in production of composite parts on a U.S. Army missile program. Revenue from continuing operations on non-DoD programs increased 6%, from $7.9 million in 2005 to $8.4 million in 2006.
     Operating margin decreased from 10.6% in 2005 to 9.6% in 2006. The decline in operating margin is primarily due to three factors. First, the Company experienced an increase in the percentage of revenues derived from cost reimbursable contracts. During 2006, cost reimbursable contracts comprised 54% of sales from continuing operations, compared with 51% of sales from continuing operations in 2005. The Company generally earns lower profits on cost reimbursable contracts than it does on time and material and fixed price contracts due to the lower risk associated with such contract types. Additionally, the Company experienced lower profitability during 2006 on certain production contracts associated with a long-term production program that were essentially completed prior to replacement programs reaching the production phase. Finally, during 2005, the Company’s operating margin was favorably impacted by the recognition of revised estimates of revenue and profit on certain fixed price contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
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
     The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, as of December 31, 2006, 2005 and 2004, annualized Company-defined backlog for continuing operations comprised 88%, 89% and 82% of sales for continuing operations for fiscal 2007, 2006 and 2005, respectively.
     The following table summarizes contract backlog and Company-defined backlog for continuing operations at the dates indicated. Backlog data presented for 2006 in the table below excludes backlog generated by the Company’s discontinued operation, Spiral.

	December 31	December 31
	2007	2006
	(amount in thousands)
Annualized funded contract backlog	$112,600	$87,600
Annualized unfunded contract backlog	113,500	89,600

Total annualized contract backlog	226,100	177,200
Expected 12-month value of future funding on proposals with high probability of winning procurement	55,500	85,100

Total annualized Company-defined backlog	$281,600	$262,300

Total multi-year contract backlog	$555,400	$434,600
Expected value of future funding on proposals with high probability of winning procurement	243,000	312,300

Total multi-year Company-defined backlog	$798,400	$746,900

Annualized Company-defined backlog (by business area):
BMD	$140,700	$136,900
Other DoD and Intelligence	136,800	120,400
Non-DoD	4,100	5,000

Total annualized Company-defined backlog	$281,600	$262,300

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

     The annualized Company-defined backlog for continuing operations increased 7.4% from $262.3 million as of December 31, 2006 to $281.6 million as of December 31, 2007. BMD annualized Company-defined backlog increased $3.8 million, or 2.8%, from December 31, 2006 to December 31, 2007, primarily as the result of the contract wins and sole-source contract extensions discussed in the next paragraph. Other DoD and Intelligence annualized Company-defined backlog increased $16.4 million, or 13.6%, from December 31, 2006 to December 31, 2007. Non-DoD annualized Company-defined backlog decreased $0.9 million, or 18.0%, from December 31, 2006 to December 31, 2007.
     The following highlights representative contract wins during 2007 that contributed to annualized and multi-year Company-defined backlog. For ID/IQ and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts, as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
•	Sole-source prime contract with the Missile Defense Agency (MDA) for the Systems Engineering Scientific, Engineering and Technical Assistance (SETA) program, estimated value of $154.0 million over a performance period of five years.

•	Six sole source priced options, each with a performance period of one year, were exercised on existing MDA prime contracts for support to the Deputy for Test (DT) program; the Systems Engineering and Integration SETA program; the Command, Control, Battle Management and Communications SETA program and the Deputy for International Affairs Program, for a combined estimated value of $100.2 million.

•	Prime contract with the Missile and Space Intelligence Center (MSIC) for the Joint Research Assessment and Analysis Center (JRAAC) Support Program, estimated value of $77.6 million over five years.

•	Five sole-source add-ons to existing MDA prime contracts for the Decision Architecture program, the Joint Staff/Service Integration SETA program, the Targets and Countermeasures program and the Test and Assessment program with a combined estimated value of $60.0 million over performance periods ranging from one to two years.

•	Subcontract with the National Security Agency (NSA) Chief Technology Organization to provide information technology support, estimated value of $30.0 million over five years.

•	Eight sole source add-ons to existing prime contracts with classified customers, total estimated value of $25.1 million with individual performance periods ranging from nine months to one year.

•	Competitive subcontract with an estimated value of $20.0 million covering a ten-year period on the Warfighter Focus program for the U.S. Army Program Executive Office for Simulation, Training and Instrumentation.

•	Competitive subcontract with the NSA for the Space Special Program Office SETA, estimated value of $17.4 million over five years.

•	Two prime contracts with the U.S. Air Force for the System Engineering and Technical Support and Acquisition Support and System Engineering Programs, estimated value totaling $11.2 million over one year.

•	Subcontract and sole source add-on to the subcontract in support of the U.S. Army Tube-launched, Optically-tracked, Wire-guided (TOW) Wireless program, with a combined estimated value of $10.1 million over performance periods of two years and 40 months, respectively.

•	Prime contract with the U.S. Army Yuma Counterinsurgency Test and Evaluation program, estimated value of $9.9 million over three years.

•	Competitive subcontract for the U.S. Army Installation Management Command (IMCOM) for the Installation Management program, estimated value of $8.0 million over five years.

•	Competitive subcontract with the NSA for the Electronic Intelligence (ELINT) Modernization Information Management and Storage System Design & Development program, estimated value of $7.9 million over 46 months.

•	Five sole source add-ons to existing prime contracts with the Federal Bureau of Investigation (FBI) for a combined estimated value of $7.9 million over performance periods ranging from six months to one year.

•	Subcontract for the U.S. Army Counter Narco-Terrorism Protection Program, estimated value of $5.0 million over five years.

•	Sole source prime contract with a classified customer, estimated value of $5.0 million over nine months.

•	Sole source prime contract with the NSA for the Advanced Networking Office/Joint Communications Security (COMSEC) Monitoring Activity Support program, estimated value of $5.0 million over a performance period of 3 years.
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
     The Company’s bank line of credit provides for borrowings of up to $10.0 million, and matures July 1, 2010. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company has generally exercised its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. However, as of December 31, 2007, the percentage of the Company’s outstanding common stock held by former employees totaled approximately 3.1%.
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

     The following table sets forth, for the periods indicated selected financial information related to liquidity:

	Balance at December 31
	2007	2006	2005
Cash and cash equivalents	$37,163,000	$23,379,000	$29,254,000
Short-term investments	$15,447,000	$14,861,000	$—
Stockholders’ equity	$85,171,000	$61,412,000	$68,042,000
Notes payable	$11,344,000	$12,486,000	$8,425,000
Borrowings under line of credit	—	—	—
Current ratio	2.80	2.10	2.60
Cash Flow Information
     At 2007 year end, the Company’s cash balances were $13.8 million more than the 2006 year end cash balances, and the Company’s cash balances as of 2006 year end were $5.9 million less than at 2005 year end. Cash flows generated by the Company’s discontinued operation were not material and the absence of those cash flows in 2007 did not have a material effect on the Company’s liquidity and capital resources.
     Operating activities generated $26.9 million, $42.9 million, and $21.4 million in cash during 2007, 2006 and 2005, respectively. The Company generated net income of $21.9 million, $17.2 million and $17.1 million during 2007, 2006 and 2005, respectively. Non-cash expenses in 2007 totaled $13.3 million, of which $9.8 million related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans. During 2006 and 2005, non-cash expenses totaled $13.5 million and $12.7 million, respectively, of which $9.7 million and $8.7 million were related to the Company’s practice of issuing shares of common stock in connection with certain compensation and benefit plans.
     During 2007, 2006 and 2005 the Company generated cash flow (in the form of a reduction in its tax liabilities) as a result of the income tax benefit relating to its stock compensation plans. Effective the first day of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) [SFAS 123(R)], Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). Accordingly, the excess tax benefits of $4,593,000 and $4,695,000 for the years ended December 31, 2007 and 2006, respectively, are classified as a financing cash flow while excess tax benefits of $6,037,000 for the year ended December 31, 2005 are classified as operating cash flow.
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
     During 2007, the Company used $7.1 million in cash for working capital, of which $3.5 million, $1.2 million, $2.2 million and $1.6 million, respectively, were used to fund increases in accounts receivable and income taxes receivable as well as decreases in accounts payable and billings in excess of costs plus earnings. Offsetting increases in working capital were generated by a decline in prepaid expenses as well as an increase in accrued compensation.
     During 2006, the Company generated $14.1 million in cash for working capital, of which $7.1 million and $4.1 million, respectively, were generated by increases in accounts payable and billings in excess of costs plus earnings. Other increases in working capital were due to declines in prepaid income taxes and accounts receivable.
     Capital expenditures totaled $3.6 million, $4.4 million and $3.6 million in 2007, 2006 and 2005, respectively. As a percentage of sales, capital expenditures totaled 1.2%, 1.4% and 1.3% in 2007, 2006 and 2005, respectively. The Company currently expects its capital expenditures to remain at essentially the same level in 2008, at approximately $4 million. Additionally, during 2007 and 2006, respectively, the Company invested $0.6 million and $14.9 million in short-term investments with initial maturities ranging from three to nine months. Under generally accepted accounting principles, the Company classified such investments as short-term investments rather than as cash equivalents. In addition, as described in Note 4 to the consolidated financial statements, the Company expended $1.5 million in 2005 to fund the acquisition of the assets of McAfee Research, a division of McAfee, Inc.
     Proceeds from the issuance of common stock, primarily resulting from the exercise of employee stock options, totaled $18.4 million, $13.9 million and $14.3 million in 2007, 2006 and 2005, respectively.
     In connection with the stock repurchase program discussed above, the Company repurchased a total of approximately 704,000, 1,246,000 and 736,000 common shares in 2007, 2006, and 2005, respectively. Such repurchases totaled $30.8 million, $52.1 million and $28.9 million, respectively, of which $26.4 million, $44.4 million and $27.7 million, respectively were for cash and $4.4 million, $7.7 million and $1.1 million were repurchased in exchange for promissory notes issued by the Company during 2007, 2006 and 2005, respectively. The promissory notes provide for monthly payments over periods ranging up to seven years. Principal payments on these promissory notes totaled $5.6 million, $3.6 million and $3.1 million in 2007, 2006 and 2005, respectively. Repurchases during 2006 included 116,000 shares totaling $4.8 million that were exchanged in connection with the divestiture of Spiral or repurchased by the Company from persons whose association with the Company terminated as a result of the divestiture.
     As of December 31, 2007, approximately 54% of the Company’s outstanding common stock was held by the Company’s retirement plan. Congress periodically considers legislation that may, among other things, impose limitations on the amount of Company common stock held by the retirement plan, the amount of Company common stock that the Company can contribute to the plan, and the tax deductibility of contributions of Company common stock to the plan. Enactment of such legislation may have a significant adverse effect on the Company’s liquidity.
     During 2007, the Company did not borrow on its line of credit. The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
     The Company’s significant contractual obligations relate to promissory notes and operating lease commitments. As of December 31, 2007, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of December 31, 2007, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
		Less than 1			More than 5
Contractual Obligations	Total	year	1—3years	4-5 years	years
Promissory Notes	$11,344	$3,110	$6,567	$1,667	$—
Operating Leases	42,692	9,681	18,121	6,235	8,655

Total Contractual Obligations	$54,036	$12,791	$24,688	$7,902	$8,655

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
Effects of Federal Funding for Defense Programs
     The Company continues to derive substantially all of its revenues from contracts with U.S. Government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. There were no significant terminations of programs or contracts in 2005, 2006 or 2007 and the Company does not anticipate termination of any programs or contracts in 2008. However, no assurances can be given that such events will not occur. Changes in government procurement policies or a significant reduction in government expenditures for services of the type provided by the Company could materially affect the financial condition and/or results of operations of the Company.
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
     Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2005. Costs incurred by the Company subsequent to fiscal year 2005 have not yet been audited and settled by the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
     Income taxes — The objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Significant judgment is required in assessing these future tax consequences. In addition, the Company’s tax returns are subject to examination by the Internal Revenue Service and state taxing authorities. In the event the outcome of future tax consequences or adverse findings is significant, there could be a material impact on our financial position and/or results of operations.
     Estimated fair value of common stock — The Company’s stock price is calculated using a formula established by the Company’s Board of Directors, and which is subject to revision by the Board of Directors from time to time. The stock price is reviewed annually by a nationally recognized valuation firm to determine if the formula produces a price within a reasonable range of fair market value of the Company’s common stock on a marketable minority basis. The results of the most recent review, conducted as of March 2007, determined that, at that time, the formula was producing a stock price within a reasonable range of fair market values of the Company’s common stock on a marketable minority basis. The stock price is calculated not less than once each fiscal quarter, in January, April, July and October of each year. Such calculations are based on unaudited financial information as of the end of the last full fiscal quarter immediately preceding the date on which the formula stock price is recalculated. The Company, without independent review, prepares such information. Consequently, from time to time certain of the information used to calculate the formula stock price as of a given date may subsequently be adjusted. However, to date all such adjustments have been immaterial in amount and, accordingly, retroactive adjustment of the formula stock price has not been required.

Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations [“SFAS 141(R)”]. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements.
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
     The Company has established investment policies designed to protect the safety, liquidity and yield of its invested capital resources. These policies establish guidelines on acceptable instruments in which to invest, require diversification in the investment portfolio, and provide for maximum maturity dates. In addition, the Company does not invest in derivative financial instruments. As a result of these policies, the Company generally invests in financial instruments that mature in nine months or less. Management believes that the short maturity periods limit the risk of principal loss due to a significant change in interest rates.

     The Company has historically collected most of its accounts receivable within 90 days. At December 31, 2007, long-term accounts receivable (contract retentions) comprised approximately $2.0 million, or 3.0% of total accounts receivable. As a result, management does not believe there is significant interest rate risk with respect to valuation of its accounts receivable.
     The Company did not borrow on its bank line of credit during 2007, and does not anticipate the need to borrow on this line in the foreseeable future. The Company’s only long-term debt obligations as of December 31, 2007 are promissory notes issued in connection with the repurchase of common stock from certain former employees. The principal balance of these promissory notes was $11.3 million at December 31, 2007. Because these notes bear interest at variable interest rates that generally fluctuate in step with market interest rates, the fair value of the notes is not materially different.
     FCCM is an imputed cost allocable to U.S. Government contracts, and is determined by applying a cost-of-money rate to facilities capital employed in contract performance. The Company generally is entitled to include this imputed cost in its billings to the U.S. Government under cost reimbursement contracts and in its cost estimates under time and materials and fixed price contracts. Although cost of money is not a form of interest on borrowings, the level of prevailing interest rates is one element of the computation of FCCM rates. Accordingly, in periods of declining interest rates, the Company’s FCCM rates generally decline, resulting in lower imputed cost of money and correspondingly lower revenues. However, in fiscal 2007, FCCM comprised approximately 0.2% of revenues for continuing operations and approximately 2% of operating income for continuing operations. Therefore, changes in FCCM rates resulting from changes in the level of prevailing interest rates would not normally be expected to have a material effect on the Company’s results of operations.
     The Company does not believe that there is significant interest rate risk related to its investments, promissory notes and cost of money. Based on the principal balances as of December 31, 2007, an increase of three percentage points (300 basis points) in the interest rates on which interest payments are based would result in increased annual interest expense to the Company of approximately $340,000. However, interest income earned by the Company on its investments would likely also increase, as would the Company’s FCCM rates, thereby mitigating the impact of the increased interest expense.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 15(a)(1) and (2).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2007, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management or our Board of Directors; and

•	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Company’s management, with the participation of our principal executive officer and our principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management conducted its assessment based on the framework established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our current directors and executive officers are listed below.

			First
Name	Positions with the Company	Age	Elected
Wayne R. Winton	Chairman of the Board of Directors	72	1979

Robert C. Sepucha, Ph.D.	Chief Executive Officer and Director	64	1993

Rockell N. Hankin	Director and Chairman of the Audit Committee	61	1989

General John L. Piotrowski (USAF Retired)	Director and Chairman of the Compensation Committee	74	1991

Gerald A. Zionic	Director	65	1999

William E. Cook	Director	59	1999

Maureen A. Baginski	Corporate Senior Vice President and Sector President	53	2006

Troy A. Crites	Corporate Senior Vice President and Sector President	50	2002

Randy N. Morgan	Corporate Senior Vice President and Sector President	46	2005

David E. Schreiman	Corporate Vice President, Chief Financial Officer and Treasurer	47	2002

Jerry R. Fabian	Corporate Vice President, Chief Administrative Officer and Secretary	59	1989

Raymond C. Gretlein, Jr.	Corporate Vice President and Chief Information Officer	54	2003

Jody L. Chiaro	Vice President and Director of Human Resources	55	2004

Dorothy H. Hoffmann	Vice President and Director of Strategic Planning	52	2006
Biographical Information
     Wayne R. Winton is a co-founder of the Company and currently the Chairman of the Board of Directors. He is also a member of the Board’s Audit Committee and Compensation Committee. Mr. Winton served as the Company’s President from its founding until 1995, when he became Chief Executive Officer, retiring from that position as of May 2001. Prior to founding SPARTA, Mr. Winton held positions of increasing responsibility in McDonnell Douglas Astronautics Company, Mission Research Corporation, the Department of the Army, and SAIC, Inc. (formerly known as Science Applications International Corporation). He has led or participated in numerous joint government/industry studies addressing issues of analysis and policy affecting national defense interests. He is recognized as one of the most capable strategic analysts in the U.S. and is a proficient technical writer and speaker. Mr. Winton holds a Bachelor of Science degree in mechanical engineering from the University of Idaho.
     Robert C. Sepucha, Ph.D., is Chief Executive Officer of the Company and has held that position since May 2001. Prior to that, he was Sector President of SPARTA’s Defense & Space Systems Sector, starting in 1996, after serving as a Senior Vice President and Group Manager, beginning in 1991. Dr. Sepucha was elected to the Board of Directors in 1993. From 1984 until joining the Company, Dr. Sepucha was a Senior Vice President of W. J. Schafer Associates, Inc. Dr. Sepucha received his Bachelor of Science degree and Master of Science degree in aeronautics from the Massachusetts Institute of Technology. He also received his Ph.D. in engineering physics from the University of California, San Diego.
     Rockell N. Hankin has been a director since 1989. He is the Chairman of the Board’s Audit Committee and a member of the Board’s Compensation Committee. He is the principal of Hankin & Co., through which he initiates investments on behalf of his family and others. Mr. Hankin was previously a partner at PricewaterhouseCoopers LLP. He is a certified public accountant and a lawyer. Mr. Hankin is a director and Chairman of the Board of Directors of Semtech Corporation. Mr. Hankin is also a member and Vice-Chairman of the Board of Directors of the Kavil Foundation. Previously, Mr. Hankin was Chairman of the Board of House of Fabrics and a member of the boards of Alpha Microsystems, DDL Electronics Inc., Nichols Institute, Quidel Corporation and Techniclone Corporation.
     John L. Piotrowski, General USAF, Retired, has been a director since 1991. He is Chairman of the Board’s Compensation Committee and a member of the Board’s Audit Committee. Currently, he has his own consulting practice, Aerospace and Management Consulting, which provides consulting services to a number of aerospace companies and government laboratories. He also served on a Standing Task Force for the Defense Science Board. From 1995 to 2000, he was an SAIC Vice President, reverting to consulting employee status from 2000 to 2003. Mr. Piotrowski served as Commander of the U.S. Space Command and North American Defense Command from 1987 to 1990 and Vice Chief of Staff of the Air Force prior to that. Mr. Piotrowski is a member of the Board of Directors of Semtech Corporation. Previously, Mr. Piotrowski served as a director of Contraves, MPRI, and Space Foundation, a non-profit organization.
     Gerald A. Zionic has been a director since 1999. Mr. Zionic is a member of the Board’s Audit Committee and Compensation Committee. Currently, Mr. Zionic is retired from the Lockheed Martin Corporation (LMC). Prior to retirement Mr. Zionic was deployed to the U.K. for two years where he completed several assignments. The latest was to establish a demonstration and operations research laboratory for U.K. utilization with the Joint Strike Fighter Aircraft (F-35) at the Farnborough Air Show LMC permanent offices. Prior to the F-35 project, Mr. Zionic completed the role of Managing Director for Transition and Integration of a U.K. defense company acquisition into the greater Lockheed-Martin Corporation. Prior to the U.K. assignment, he was the Acting President of Lockheed-Martin Simulation, Training and Support Company. Since 1993, he has been a Vice President of that company. Prior to Lockheed-Martin, Mr. Zionic was Vice President and General Manager of Martin Marietta’s Information Systems Company from 1991 to 1992.
     William E. Cook has been a director since 1999. Mr. Cook is a member of the Board’s Audit Committee and Compensation Committee. He was the Chairman and Chief Executive Officer of Uniax Corporation until the company was sold in March, 2000. Since 1996, Mr. Cook has been President of Riptide Holdings, Inc. Riptide Holdings is a personal investment holding company providing equity and debt investments, management, and board advice for early-stage technology companies and turnaround opportunities in manufacturing and technology companies. Prior to starting Riptide Holdings, Mr. Cook was Chairman and Chief Executive Officer of DDL Electronics, Inc. from 1992 to 1995.
     Maureen A. Baginski joined the Company in October 2006 as Corporate Senior Vice President and President of the National Security Systems Sector. Previously, she was a Director in the Intelligence Sector at BearingPoint, Inc., where she served as a national intelligence subject matter expert and provided consulting services to key government executives at the Federal Bureau of Investigation (FBI), Department of Homeland Security (DHS), and the Office of the Director of National Intelligence. From 1979 to 2005, Ms. Baginski held a variety of positions in the U.S. intelligence community. From February 2000 to May 2003, she served as the National Security Agency’s (NSA) Director of Signals Intelligence (SIGINT), where she was responsible for managing all aspects of intelligence operations, including a multi-billion dollar budget and a workforce of over 15,000. From May 2003 to September 2005, Ms. Baginski served as an Executive Assistant Director of the FBI. In that capacity she was responsible for creating an FBI Intelligence Program, including human resources, policy, information technology, and field operations. Ms. Baginski holds a number of awards, including two Presidential Rank Awards and two Director of Central Intelligence Medal of Achievement awards. Ms. Baginski holds a Master of Arts degree in Slavic languages and linguistics and an Honorary Doctorate of Humane Letters, both from the State University of New York at Albany. Ms. Baginski is on the board of directors of SI International and Argon ST, Inc.
     Troy A. Crites is a Senior Vice President of SPARTA and Sector President for the Mission Systems Sector, serving in those positions since 2002. As Sector President for the Mission Systems Sector, Mr. Crites’ responsibilities include the Homeland Security and Network Centric Warfare business areas. Mr. Crites joined the Company in 1998 and, prior to assuming his current positions, served the Company in various capacities, including Operation Manager for the Advanced Systems and Technology Operation, focusing on support of the Missile

Defense Agency, and Vice President. Mr. Crites holds a Master of Science degree in aeronautical and astronautical engineering from the Massachusetts Institute of Technology.
     Randy N. Morgan is Sector President of SPARTA’s Missile Defense Sector and has served in that position since January 2005. Mr. Morgan was the Operation Manager of SPARTA’s Advanced Systems and Technology Operation from April 2003 to January 2005, focusing on engineering and scientific support of the Missile Defense Agency. Before joining SPARTA, Mr. Morgan was the Vice President and General Manager of the Federal Systems Group within SY Coleman Corporation, a wholly owned subsidiary of L-3 Communications, Inc. Mr. Morgan holds a Bachelor of Science degree in electrical engineering from the University of Central Florida.
     David E. Schreiman joined the Company in December 2001 and has served as Corporate Vice President, Chief Financial Officer and Treasurer since February 2002. Prior to joining the Company, Mr. Schreiman was the Chief Financial Officer of CUE Corporation and its affiliates from October 1995 to December 2001. From September 1983 to October 1995, he held various staff and management positions with the public accounting firm of PricewaterhouseCoopers LLP. Mr. Schreiman is a certified public accountant and holds a Bachelor of Science degree in business administration from the University of California, Berkeley.
     Jerry R. Fabian has served the Company as a Corporate Vice President and Chief Administrative Officer since January 1989. From January 1989 to February 1992, Mr. Fabian was also the Chief Financial Officer. Since 1986, he has served as Director of Business Administration, reporting to the Company’s Chief Executive Officer. Mr. Fabian holds a Bachelor of Science degree in business administration from California State University, Northridge.
     Raymond C. Gretlein joined the Company in September 1990. He has served as a Corporate Vice President and Chief Information Officer since February 2003. Prior to 2003, he served the Company in various roles, including software independent validation and verification project management for government and medical device customers. From 1985 to 1990, he was a program manager with Dynamics Research Corp. From 1978 to 1985, he served in the United States Air Force as a communications/computer systems staff officer. Mr. Gretlein holds a Bachelor of Science degree in quantitative analysis, with emphasis in computer systems and applications, from California State University, Fresno.
     Jody L. Chiaro joined the Company in January 2004 as Vice President of Human Resources. From January through December 2003, she was Vice President of Human Resources at The Weinberg Group Inc., a Washington, DC based scientific consulting firm, where she was responsible for all aspects of human resources. From May 1999 until December 2002, Ms. Chiaro held a series of operational and strategic HR executive positions at Cable and Wireless in Reston, Virginia, leading efforts related to compensation and benefits, workforce balancing, recruitment and retention and commercial due diligence, integration and transition planning related to acquisitions and divestitures. From April 1976 through April 1999, she held staff and management positions in sales, marketing, research and technology business units with IBM. Ms. Chiaro holds a Masters of Science degree in human resources management and organizational development from Manhattanville College, Purchase, New York.
     Dorothy H. Hoffmann joined the Company in June 2004 as Director of Business Development and Operations for the Advanced Systems and Technology Operation. She is now Vice President and Director of Strategic Planning for the Company, positions which she assumed in 2006. From 2003 to 2004, she was a Director in the Capture Management organization for the Defense Sector of Computer Sciences Corporation (CSC). From 1998 to 2004, she was the Director of Strategic Planning for CSC’s missile defense activities. In this capacity, her responsibilities included development of the strategic plan, leading business development activities, adjudicating bid/no-bid decisions, and developing repeatable proposal processes. From 1979 through 1998, she held positions as an officer in the United States Air Force, as a threat analyst for United Technologies Systems and BDM, and as the Deputy Program Manager for a large Missile Defense Agency contract for BDM (TRW/Northrup Grumman). Ms. Hoffmann has a Masters of Science degree in engineering management from George Washington University, Washington, DC.
Audit Committee
     We have a standing Audit Committee established in accordance with the provisions of the Exchange Act. The Audit Committee is comprised of five independent directors: Rockell N. Hankin (who serves as Chairman of the Audit Committee), Wayne R. Winton, Gerald A. Zionic, John L. Piotrowski and William E. Cook. The Board of

Directors has determined that Rockell N. Hankin is a “financial expert” as defined in Item 401(h) (2) of Regulation S-K promulgated by the Securities and Exchange Commission.
     The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee reviews and monitors our financial reporting and the internal and external audits of the Company, including, among other things, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm, our calculation of the quarterly stock price and our compliance with legal matters that could have a significant impact on our financial statements. The Audit Committee also consults with management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, the Audit Committee is responsible for considering and recommending the appointment of, and reviewing fee arrangements with, our independent registered public accounting firm.
Other Board Committees
     We have a standing Compensation Committee comprised of five independent directors: John L. Piotrowski (who serves as Chairman of the Compensation Committee), Rockell N. Hankin, Wayne R. Winton, Gerald A. Zionic and William E. Cook. The Compensation Committee is charged with, among other things, determining the salaries of executive officers (including the Chief Executive Officer), and developing the Chief Executive Officer bonus plan and determining his bonus based on the performance criteria specified in the plan.
     We do not have a standing or separate Nominating Committee because there are no plans to add or replace a director in the foreseeable future. In the past, the full Board of Directors has selected nominees for director, and there has been no change in this informal process during 2007. Members of the Board of Directors who are independent, as defined under the caption “Certain Relationships and Related Transactions, and Director Independence” and who fulfill the role of a nominating committee include Rockell N. Hankin, Wayne R. Winton, Gerald A. Zionic, John L. Piotrowski and William E. Cook. Robert C. Sepucha, Chief Executive Officer and a member of the Board of Directors, is not independent.
     We do not have a formal process with regard to the consideration of director candidates recommended by stockholders, because directors are added or replaced very infrequently. We have never used or paid a third party to assist in the process of identifying and evaluating candidates and have no intention of doing so in the future. The minimum qualities or skills that the Board of Directors believes are necessary to be a board member are as follows: (1) must be a respected leader in the field of engineering (government or industry), business management, accounting or the legal profession and (2) must have a college degree in that field. The Board of Directors will consider bona fide nominees from the stockholders if the recommendation is in writing and directed to the Board or a Board member. We have never received nor rejected a Board candidate put forward by a large, long-term stockholder or groups of stockholders. There are no differences between the manner in which the Board of Directors currently evaluates nominees for director and the manner in which the Board would evaluate a nominee recommended by a stockholder.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of the Company’s common stock to file initial reports of ownership (Form 3) and reports of changes in ownership of common stock (Form 4 and Form 5) with the Securities and Exchange Commission.
     We prepare all forms required under Section 16(a) on behalf of directors and executive officers based on information provided by them for this purpose. Maureen A. Baginski and Dorothy H. Hoffmann had changes of ownership during the first quarter of 2007 that were not timely reported on Form 4. On March 21, 2007, we filed a Form 4 for each of Ms. Baginski and Ms. Hoffmann to account for all changes in ownership occurring between January 1, 2007, and March 21, 2007. These reports covered one transaction for Ms. Baginski and two transactions for Ms. Hoffmann.
     We believe that all other persons subject to the reporting requirements pursuant to Section 16(a) filed all required reports on a timely basis with the Securities and Exchange Commission.

Code of Ethics
     The Company makes available free of charge on its Internet web site its Standards of Business Conduct, which is a code of ethics that applies to all of the Company’s employees, including its Chief Executive Officer, Chief Financial Officer, Controller, and other individuals performing similar functions. The Company intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K (regarding amendments to, or waivers from, such code of ethics, if any) by posting such information on its Internet web site.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Committee Discussion and Analysis (CD&A)
     We compensate our executive officers primarily through a mix of base salary, short-term incentive compensation (bonus), and long-term equity compensation. Because we are committed to the concept of broad-based employee ownership, equity compensation plays a significant part in our overall compensation program for all of our employees, including our executive officers. The key objectives of our executive compensation program are to enable us to attract, retain and motivate exceptional executive management talent, to provide compensation opportunities that are fair and competitive with similar executives at similar companies in our industry, to reward executives for corporate and individual performance through incentive compensation opportunities, and to align the interests of our executives with those of our other employee-owners through long-term equity compensation programs.
     The key elements of our executive compensation program are:
•	Annual base salaries

•	Annual incentive compensation (bonus)

•	Long-term equity compensation

•	Retirement plan contributions

•	Fringe benefits
     The Compensation Committee has not adopted a specific formula for allocating total executive compensation among these elements. However, there is a strong emphasis on long-term equity compensation deriving from our commitment to the concept of broad-based employee ownership and from the objective of aligning the interests of our executives with those of our other stockholders.
     Each of these elements are basic components of our compensation program for all of our full-time (or near full-time) employees, including our executive officers. The primary factor in establishing annual base salaries is individual performance, which we believe motivates the individual to strive to achieve sustained, multi-year individual performance and increases in individual responsibility and capability. In addition, as discussed below, the Compensation Committee also periodically evaluates certain market data to assess the competitiveness of certain elements of compensation (including base salaries) available to the senior management team. The annual bonus plan links pay to performance—we determine annual bonuses primarily by reference to annual qualitative and quantitative objectives. The long-term equity compensation plan is designed to provide our employee-owners with the opportunity to build long-term wealth through increases in our business base, earnings and stock price. Our retirement plan not only provides our employees with the opportunity to contribute pre-tax salary to the retirement plan, but also provides the opportunity to participate in discretionary contributions determined by our Board of Directors. Our fringe benefit programs are designed to be competitive with the market for the employee base in our industry.
     Base salaries. For all executive officers, as well as for other corporate officers who are not executive officers (collectively, the Corporate Officers), base salaries are determined by the Compensation Committee of the Board of Directors, based in part on recommendations by the Chief Executive Officer. The recommendations from the Chief Executive Officer exclude his own base salary, which the Compensation Committee determines based on its assessment of the Chief Executive Officer’s performance. The Compensation Committee generally sets an aggregate maximum raise pool for the Corporate Officers and determines individual base salary increases based on the relative performance of the Corporate Officers. Salary adjustments are determined in early February. The aggregate raise pool for February 2007 was 4%, and salary adjustments for individual Corporate Officers ranged from 1.6% to 5.1%. Base salary adjustments for 2007 for the executive officers named in the Summary Compensation Table below (the “Named Executive Officers”) were as follows:

	Pre-February	Post-February
	2007 Annual	2007 Annual	Percentage
Named Executive Officer and Principal Position	Base Salary	Base Salary	Increase
Robert C. Sepucha, Ph. D. Chief Executive Officer	$291,000	$296,000	1.7%
David E. Schreiman Corporate Vice President, Chief Financial Officer and Treasurer	$193,000	$202,000	4.7%
Troy A. Crites Corporate Senior Vice President Sector President	$235,000	$240,000	2.1%
Randy N. Morgan Corporate Senior Vice President Sector President	$231,000	$242,000	4.8%
Maureen A. Baginski Corporate Senior Vice President Sector President	$239,990	$239,990	N/A
     Ms. Baginski, who commenced employment with the Company in October 2006, was not eligible for a base salary adjustment in February 2007.
     Periodically (but not annually) the Compensation Committee will review market data for base salaries and annual bonus to assess the competitiveness of such cash compensation available to the senior management team. We target cash compensation for the senior management team to be slightly below the 50th percentile of similar executives in similar companies, because we place significant emphasis on long-term equity-based incentive compensation. The most recent assessment was conducted in 2004, when we engaged KnowledgeBank, Inc. to conduct a market study of base salary, annual bonus and total compensation for nine senior executive officers. The study compared our executive officers to similar executives at then-publicly-held companies in our industry, including Anteon International Corporation, SRA International, Inc., Dynamics Research Corporation, SI International, Inc., DigitalNet Holdings, Inc., and ManTech International Corporation. In addition, the survey considered data in published compensation surveys such as the William Mercer Executive Management Compensation Survey, Washington Technical Personnel Forum Compensation Survey, Watson Wyatt Top Management Compensation Survey and Western Management Group Government Contractor Survey. The overall results of this study indicated that the cash compensation (salary and annual bonus) for our senior executive officers was approximately 10%-12% below the 50th percentile.
     Incentive Bonus Plan. The Chief Executive Officer participates in an annual incentive bonus plan (the “CEO Bonus Plan”) managed by the Compensation Committee of the Board of Directors. The CEO Bonus Plan provides the Chief Executive Officer an opportunity to earn an annual bonus and an annual stock option grant based largely upon our operating and management performance for the year. The terms of the annual stock option grant to the Chief Executive Officer are discussed below under “Equity Compensation Plans.”
     Under the terms of the CEO Bonus Plan, the Chief Executive Officer earned an annual bonus of $42,500 in 2007. The annual bonus was based upon the following four criteria determined at the start of the year:

•	Year-Over-Year Profit Growth — For purposes of the CEO Bonus Plan, profit is defined as net earnings as used in our stock price formula. This measure is generally net income, as shown in our consolidated financial statements, adjusted for compensation expense arising from our equity compensation plans.
•	Year-Over-Year Backlog Growth — For purposes of the CEO Bonus Plan, backlog is defined as annualized contract backlog. This measure differs from traditional measures of backlog, which measures the expected sales on current contracts. Annualized contract backlog measures the expected sales during the next 12 months on all current contracts, plus the expected value of future incremental funding on certain proposals where we expect a high probability of winning the procurement. We believe that this metric is more indicative of our expected future revenues.
•	Performance Against Specified Objectives — Each year, we publish an annual Corporate Business Plan, which includes several specific quantitative and qualitative objectives. The Compensation Committee prepares an assessment of our progress in achieving these objectives in determining the amount of the annual bonus for the Chief Executive Officer.
•	Special Objectives and Exceptional Accomplishments — The Compensation Committee also assesses the Chief Executive Officer’s management performance with respect to specific business development targets, and can also award bonus for exceptional accomplishments by the Chief Executive Officer with respect to unusual matters that arise over the course of the year.
•	The following table presents the minimum and maximum bonus amounts under each component of the CEO Bonus Plan.

	Minimum	Maximum
Year-Over-Year Profit Growth	($15,000)	$50,000
Year-Over-Year Backlog Growth	(15,000)	50,000
Performance Against Specified Objectives	—	45,000
Special Objectives and Exceptional Accomplishments	—	50,000
     The aggregate bonus resulting from the above four terms is scaled to the size of the overall company-wide bonus pool. The maximum bonus payable under the terms of the CEO Bonus Plan, irrespective of the amount of bonus earned under each of the four components, was $175,000.
     All of our other employees, including all executive officers except the Chief Executive Officer, participate in the annual Corporate Bonus Plan, which is prepared annually by the Chief Executive Officer, based in part on input from the other executive officers. The Corporate Bonus Plan provides for different approaches to determining the annual bonus for the Named Executive Officers, depending upon whether the Named Executive Officer is responsible for managing operating units or for managing corporate administrative functions.
     For Sector Presidents, there are four annual bonus components, as follows:
•	Year-Over-Year Profit Growth — For purposes of the Corporate Bonus Plan, profit is defined as income before income taxes for the applicable operating unit, excluding compensation expense arising from our equity compensation plans.
•	Year-Over-Year Growth in Projected Contract Gross Profits — For purposes of the Corporate Bonus Plan, projected contract gross profits are determined in a manner consistent with the Company’s formula stock price calculation, as described under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Stock Price.”
•	Performance Against Spend Rate — Spend rate is a measure we use to monitor indirect spending relative to the provisional indirect rates we use for government contracting purposes. As such, a Sector’s spend rate is a measure of how well the Sector controls its costs relative to its business base.
•	General Management Performance — The Chief Executive Officer assesses each Sector President’s management performance across a wide spectrum of management factors, including their support of our corporate goals; initiative, innovation and aggressiveness in developing new business; achievement of Sector objectives; increases in multi-year contract backlog; and interaction with the senior management team.
     The following table presents the minimum and maximum bonus amounts for Sector Presidents under each component of the Corporate Bonus Plan.

	Minimum	Maximum
Year-Over-Year Profit Growth	($20,000)	$40,000
Year-Over-Year Projected Contract Profit Growth	(20,000)	40,000
Performance Against Specified Objectives	(30,000)	—
Overall Management Performance	(30,000)	50,000
     The aggregate bonus resulting from the above four components is scaled to the size of the overall company-wide bonus pool. The maximum bonus payable to a Sector President under the terms of the 2007 Corporate Bonus Plan, irrespective of the amount of bonus earned under each of the four components, was $100,000.
     For the executive officers who are responsible for administration of corporate functions (i.e., the Chief Financial Officer, Chief Administrative Officer, Chief Information Officer, Director of Human Resources, and Director of Strategic Planning), the annual bonus is based upon qualitative evaluations of their individual performance during the year. The Chief Executive Officer and the Sector Presidents each evaluate performance against three primarily qualitative criteria: (1) achieving pre-selected objectives relevant to their individual areas of responsibility; (2) managing their responsibilities within budget; and (3) performance in handling problems and issues; assisting the Chief Executive Officer, Sector Presidents, and other operating personnel; improvements in financial and other reporting systems; special accomplishments; and overall performance. The bonus resulting from the composite score for these criteria is scaled to the size of the overall company-wide bonus pool. Under the terms of the 2007 Corporate Bonus Plan, the maximum bonus payable to the Chief Financial Officer and the Chief Administrative Officer was $80,000, and the maximum bonus payable to the Chief Information Officer, the Director of Human Resources and the Director of Strategic Planning was $62,500.
     Bonuses earned by the Company’s executive officers pursuant to the above-referenced plans were paid in cash in February 2008. Generally, executive officers are not eligible for discretionary bonuses, other than sign-on bonuses at the time they are initially hired.
     Retirement Plan. Our executive officers participate in the SPARTA, Inc. Profit Sharing Plan (the “Profit Sharing Plan”). The Profit Sharing Plan, which covers all of our employees who meet minimum service requirements, is a defined contribution plan. Under the terms of the Profit Sharing Plan, we make annual discretionary contributions, subject to approval by our Board of Directors. All employer contributions to the profit sharing plan are immediately vested.
     During 2007, over 99% of our eligible employees received a profit sharing contribution based on the employees’ eligible compensation and tenure. Under the terms of the Profit Sharing Plan, eligible compensation is defined as base salary (without regard to overtime) and bonus paid during the year. The profit sharing contribution approved by the Board of Directors for 2007 was equal to, for employees with less than one-year tenure, 5% of eligible compensation; for employees with one- to two- years tenure, 10% of eligible compensation; and for employees with more than two-years tenure, 15% of eligible compensation. Applicable provisions of the Internal Revenue Code (in particular, Section 415(c)) may limit the amount of our contribution for certain employees, especially for our executive officers. Profit sharing contributions earned during 2007 were contributed to the Profit Sharing Plan in cash in January 2008.
     The remaining eligible employees (less than 1%), comprising employees in our technical services business area, received a matching retirement contribution equal to 30% of such employees’ contributions to our 401(k) plan. The 401(k) matching contributions earned during 2007 were contributed to the Profit Sharing Plan in cash in January 2008.
     Equity Compensation Plan. Because we are committed to the concept of broad-based employee ownership, and in order to align the interests of our executives with those of our other stockholders, equity compensation plays a significant part in our overall compensation program. Equity compensation is an element of total compensation for virtually all of our full-time or near full-time employees. The primary component of our equity compensation plans is stock options. In addition, historically, a portion of the annual bonus, discretionary profit sharing contribution, and discretionary matching retirement plan contribution was paid in the form of shares of our common stock. However, as a result of the Proposed Merger, the annual bonus, discretionary profit sharing contribution and discretionary matching retirement plan contributions for 2007 were paid entirely in cash. The final component of our equity compensation plan is the grant of restricted stock.
     Annually, the Board of Directors determines a targeted number of shares of common stock to be subject to stock awards and stock options in order to diminish the dilutive effect of issuing stock awards and stock options. Typically, the Board will target the aggregate number of share awards and option grants at approximately 17-20% of total shares outstanding. The Board also will target the allocation of this aggregate number of share awards and option grants among the various components of our equity compensation plan as follows:

Percentage of Aggregate
Annual Share Awards and
Equity Compensation Plan Component	Option Grants
Business stock options	60% — 65%
All other stock options	15% — 20%
Annual bonus stock awards	3% — 5%
Discretionary profit sharing and matching retirement plan contributions	15% — 20%
Restricted stock awards	Less than 1%
     As noted above, stock options comprise the largest component of our equity compensation plan. Under our stock option program, we grant the following types of stock options:
•	New-hire stock options — We grant new-hire stock options to most newly hired full-time (or near full-time) employees as of the date they commence employment.

•	Business stock options — We grant business stock options semi-annually. The number of business stock options granted to a recipient depends on (1) the recipient’s proportional contribution to the award of a contract or task order, as determined by the applicable Proposal Manager, Operation Manager and Sector President, (2) the contract profits earned on the contract or task order during the semi-annual period preceding the grant date, and (3) the business stock option rate determined annually by the Board of Directors. The business stock option rate is determined based on the targeted number of business stock options to be granted during the year and on the estimated contract profits to be earned during the year.

All full-time (or near full-time) employees are eligible to receive business stock options. An individual’s contribution to the award of a contract or task order may take many forms, including identification of an opportunity, pre-proposal marketing activities, participation in the proposal process, or outstanding technical achievement that lays the foundation for the award of a follow-on contract or task order. For most employees with operating responsibility, including executive officers who are Sector Presidents, business stock options are the primary means of earning equity compensation.

•	Performance stock options — We grant performance stock options annually to employees who typically do not have the opportunity to earn business stock options. Performance stock option grants for executive officers who manage corporate administrative functions (i.e., the Chief Executive Officer, the Chief Financial Officer, the Chief Administrative Officer, the Chief Information Officer, the Director of Human Resources, and the Director of Strategic Planning) are governed by the CEO and Corporate Bonus Plans. These plans prescribe quantitative and qualitative objectives against which such executives are evaluated for purposes of determining the number of stock options to be granted. Performance stock option grants for all other employees are based on their performance during the year, as assessed by senior management.

•	401(k) matching stock options — Employees who receive shares of common stock in connection with a matching retirement plan contribution (see “Retirement Plan” section above) also receive an equal number of stock options. Currently, none of the Named Executive Officers receives a matching retirement plan contribution or 401(k) matching stock options.

•	Supplemental stock options — Certain newly hired members of senior management, including executive officers, may be eligible for a supplemental stock option grant. Such supplemental stock option grants are negotiated between the Chief Executive Officer and the senior manager prior to the commencement of employment and typically cover the first one to two years of employment. Supplemental stock option grants are based on the senior manager meeting certain performance criteria, as negotiated between the Chief Executive Officer and the senior manager at the time of the grant of the option. Currently, none of the Named Executive Officers is party to a supplemental stock option grant.
     All stock options have an exercise price equal to the formula price of our common stock as of the date of grant. All stock options, with the exception of new-hire stock options, vest 20% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and 50% on the third anniversary of the grant date, and terminate on the fourth anniversary of the grant date. One-half of new-hire stock options also follow this vesting and termination schedule, while the remaining one-half of new-hire stock options are immediately vested and expire 90 days after the grant date.
     The final component of our equity compensation plan is our restricted stock program. Annually, we award two to four restricted stock awards, each valued at from $40,000 — $100,000. All employees, except executive officers, are eligible to be nominated for awards. The executive officers are vested by the Board of Directors with the responsibility for administering the restricted stock plan, and the Board of Directors approves all awards. Employees nominated for restricted stock awards are assigned specific quantitative and/or qualitative objectives which must be met in order to be eligible for a restricted stock award. Restricted stock awards vest 33-1/3% on each of the third, fourth and fifth anniversaries of the grant date. Although executive officers are not eligible to participate in the restricted stock plan, two Named Executive Officers (Messrs. Crites and Morgan) received restricted stock awards prior to the time that they became executive officers. Accordingly, the summary compensation table reflects the income earned during 2006 and 2007 attributable to such awards.
     Accounting and Income Tax Consideration. We select the elements of our compensation based largely on their ability to help us achieve the objectives of the compensation program, without regard to the tax consequences or the accounting treatment under generally accepted accounting principles of such elements. However, the Compensation Committee is mindful of the level of earnings per share dilution that can result from issuing equity-based compensation, and considers such dilution in determining the stock option rates applicable to our stock option plan (see “Equity Compensation Plan”).
     In addition, the Compensation Committee is mindful of the limitations imposed by Section 162(m) of the Internal Revenue Code. Section 162(m) limits the federal income tax deductibility of annual compensation to $1 million (other than for certain types of performance-based compensation). We have not adopted a policy requiring that all compensation be deductible, and believe that our compensation has not historically been subject to the Section 162(m) limitation. However, when necessary to achieve our compensation objectives, we may in the future pay compensation that is not tax-deductible under Section 162(m).
     Employment Agreements and Change in Control. We have not entered into employment agreements with any of our employees, including any of our executive officers. Pursuant to the terms of our termination policy, employees, including our executive officers, may be eligible for two weeks of severance pay in the event of termination. Accordingly, except as stated in the immediately preceding sentence, none of our executive officers is entitled to receive severance pay as the result of termination of employment, nor is any executive officer entitled to receive compensation as a result of a change in control of the Company (other than compensation referred to in the Merger Agreement — see “Executive Compensation — Potential Payments Upon Termination or Change-in-Control”).
     Fringe Benefits. All of our executive officers are eligible to participate in the same employee fringe benefit programs as those offered to all other full-time employees. Such fringe benefit programs include, but are not limited to, an allowance for paid time off (based on years of service) and medical, dental, vision, life and disability insurance programs. In addition, our employees based in Arlington, Virginia, including certain of our executive officers, are eligible to receive certain transportation-related fringe benefits. The annual benefit for each such employee is approximately $1,000. Executive officers do not receive enhanced benefits from any of these fringe benefit programs.

     Executive Perquisites. Our executive officers do not receive any executive perquisites.
Summary Compensation Table
     The following table sets forth summary information for the fiscal years ended December 31, 2007 and 2006 with respect to cash and certain other compensation paid by the Company to, or earned by, our Chief Executive Officer, our Chief Financial Officer and each of our three most highly compensated executive officers who were executive officers as of December 31, 2007, determined by reference to total compensation earned by such individuals for the 2007 fiscal year.

				Stock	Option	All Other
		Salary	Bonus	Awards(1)(2)	Awards (1)	Compensation (8)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Robert C. Sepucha, Ph.D. (3)	2007	213,017	42,500	—	1,071	30,054	286,642
Chief Executive Officer	2006	289,308	20,400	—	74	43,059	352,841

David E. Schreiman (4)	2007	200,616	105,200	—	3,858	59,122	368,796
Corporate Vice President, Chief	2006	191,462	43,075	—	—	51,695	286,232
Financial Officer and Treasurer

Troy A Crites (5)	2007	239,231	51,900	13,996	5,377	37,787	348,291
Corporate Senior Vice President	2006	233,231	5,200	13,996	578	54,100	307,105
Sector President

Randy N. Morgan (6)	2007	239,419	92,100	14,996	15,492	91,507	453,514
Corporate Senior Vice President	2006	224,543	29,400	14,996	1,386	65,610	335,935
Sector President

Maureen A. Baginski (7)	2007	239,990	35,800	—	5,411	12,347	293,548
Corporate Senior Vice President	2006	36,921	40,000	—	672	—	77,593
Sector President

(1)	The value of stock awards and option awards was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment [SFAS No. 123(R)]. See Note 10 to the Consolidated Financial Statements for details on assumptions used in the valuation.

(2)	Represents compensation expense recorded during 2007 and 2006 pursuant to SFAS No. 123(R) for restricted stock awards in 2003 (Mr. Crites) and 2005 (Mr. Morgan) under the Company’s Stock Compensation Plan.

(3)	2006 bonus included $4,064 in shares of the Company’s common stock.

(4)	2006 bonus included $7,144 in shares of the Company’s common stock.

(5)	2006 bonus included $1,027 in shares of the Company’s common stock.

(6)	2006 bonus included $5,861 in shares of the Company’s common stock.

(7)	Ms. Baginski commenced employment with the Company on October 23, 2006.

(8)	See table (“All Other Compensation”) below.

All Other Compensation
			Profit Sharing
		Absence	Plan	Total Other
		Payout	Contribution	Compensation
Name	Year	($)	($)	($)
Robert C. Sepucha	2007	—	30,054	30,054
	2006	10,059	33,000	43,059
David E. Schreiman	2007	25,372	33,750	59,122
	2006	18,695	33,000	51,695
Troy A. Crites	2007	4,037	33,750	37,787
	2006	21,100	33,000	54,100
Randy N. Morgan	2007	57,757	33,750	91,507
	2006	32,610	33,000	65,610
Maureen A. Baginski	2007	—	12,347	12,347
	2006	—	—	—
Grants of Plan-Based Awards Table
     The following table sets forth information regarding grants during 2007 under our equity compensation plans to the executive officers named in the Summary Compensation Table.

		Number of	Exercise
		Securities	Price of	Grant Date Fair Value
		Underlying	Option	of Stock and Option
		Options	Awards	Awards
Name	Grant Date	(#)	($/share)	($)
Robert C. Sepucha	03/01/2007	433	42.78	2,624
	09/01/2007	185	44.93	1,090
David E. Schreiman	03/01/2007	2,292	42.78	13,890
Troy A. Crites	03/01/2007	1,710	42.78	10,363
	09/01/2007	1,167	44.93	6,874
Randy N. Morgan	03/01/2007	4,806	42.78	29,124
	09/01/2007	4,955	44.93	29,185
Maureen A. Baginski	09/01/2007	43	44.93	253
	10/17/2007	7,000	44.93	40,040

Outstanding Equity Awards at Fiscal Year End
     The following table provides information as of December 31, 2007 regarding outstanding stock options and stock awards held by the executive officers named in the Summary Compensation Table.

	Option Awards					Stock Awards
			Equity
			Incentive Plan					Equity	Equity
			Awards:					Incentive Plan	Incentive Plan
			Number of					Awards:	Awards:
	Securities	Securities	Securities			Number of		Number of	Payout Value
	Underlying	Underlying	Underlying			Shares of	Market Value	Unearned	of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock That	of Shares of	Shares That	Shares That
	Options	Options	Unearned	Exercise	Option	Have Not	Stock That	Have Not	Have Not
	Exercisable	Unexercisable(1)	Options	Price	Expiration	Vested (2)	Have Not	Vested	Vested
Name	( # )	( # )	( # )	( $ )	Date (1)	( # )	Vested (3)	( # )	( $ )
Robert C.	283	—	—	$30.32	06/25/2008	—	—	—	—
Sepucha	10,872	—	—	34.58	12/21/2008	—	—	—	—
	82	82	—	40.87	06/21/2009	—	—	—	—
	2,078	2,078	—	42.12	12/21/2009	—	—	—	—
	22	88	—	42.49	09/01/2010	—	—	—	—
	—	433	—	42.78	03/01/2011	—	—	—	—
	—	185	—	44.93	09/01/2011	—	—	—	—
David E.	3,851	—	—	$34.58	12/21/2008	—	—	—	—
Schreiman	3,750	3,750	—	36.90	02/03/2009	—	—	—	—
	1,896	1,896	—	42.12	12/21/2009	—	—	—	—
	—	2,292	—	42.78	03/01/2011	—	—	—	—
Troy A. Crites	2,233	—	—	$30.32	06/25/2008	1,074	$52,379	—	—
	2,940	—	—	34.58	12/21/2008	—	—	—	—
	934	934	—	40.87	06/21/2009	—	—	—	—
	600	600	—	42.12	12/21/2009	—	—	—	—
	172	691	—	42.49	09/01/2010	—	—	—	—
	—	1,710	—	42.78	03/01/2011	—	—	—	—
	—	1,167	—	44.93	09/01/2011	—	—	—	—
Randy N.	9,950	—	—	$34.58	12/21/2008	2,032	$99,101	—	—
Morgan	960	1,708	—	40.87	06/21/2009	—	—	—	—
	748	1,247	—	42.12	12/21/2009	—	—	—	—
	—	1,656	—	42.49	09/01/2010	—	—	—	—
	—	4,806	—	42.78	03/01/2011	—	—	—	—
	—	4,955	—	44.93	09/01/2011	—	—	—	—
Maureen A.	200	800	—	$41.39	10/23/2010	—	—	—	—
Baginski	—	43	—	44.93	09/01/2011	—	—	—	—
	—	7,000	—	44.93	10/18/2011	—	—	—	—

(1)	Stock options vest over three years, with 20% vesting on the first anniversary of the grant date, 30% vesting on the second anniversary, and the remaining 50% vesting on the third anniversary. Options expire on the fourth anniversary of the grant date.

(2)	Stock awards under the Company’s Stock Compensation Plan vest over a five-year schedule with 1/3 vesting in years three, four, and five. Stock awards under this plan vest on February 1st of each year.

(3)	The market value of the awards is $48.77 per share, based on the formula stock price at December 31, 2007.

Option Exercises and Stock Vested During Fiscal Year
     The following table sets forth information regarding the exercise of options and vesting of stock awards held by the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2007. The value realized from exercised options equals the formula stock price of the Company’s common stock in effect on the exercise date, less the exercise price of the option, multiplied by the number of shares underlying the options. The value realized on vesting of stock awards equals the formula stock price of the Company’s common stock in effect on the vesting date, multiplied by the number of shares that vested.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting (1)	Vesting
Name	( # )	( $ )	( # )	( $ )
Robert C. Sepucha (2)	12,209	275,902	—	—
David E. Schreiman (3)	6,805	153,997	—	—
Troy A. Crites (4)	5,165	109,600	1,075	45,989
Randy N. Morgan (5)	21,927	369,901	—	—
Maureen A. Baginski (6)	1,000	—	—	—

(1)	Vested on February 1, 2007, at $42.78 per share

(2)	Exercised options to purchase 147 shares on June 20, 2007, at $23.87

Exercised options to purchase 12,062 shares on December 21, 2007, at $26.14

(3)	Exercised options to purchase 6,805 shares on November 29, 2007, at $26.14

(4)	Exercised options to purchase 2,759 shares on May 16, 2007, at $23.87

Exercised options to purchase 2,406 shares on November 27, 2007, at $26.14

(5)	Exercised options to purchase 1,252 shares on April 26, 2007, at $23.87

Exercised options to purchase 413 shares on November 23, 2007, at $42.49

Exercised options to purchase 747 shares on November 23, 2007, at $40.87

Exercised options to purchase 498 shares on November 23, 2007, at $42.12

Exercised options to purchase 9,950 shares on December 11, 2007, at $34.58

Exercised options to purchase 3,184 shares on December 11, 2007 at $30.32

Exercised options to purchase 5,883 shares on December 11, 2007 at $26.14

(6)	Exercised options to purchase 1,000 shares on January 2, 2007, at $41.39

Nonqualified Deferred Compensation
     The following table sets forth information regarding nonqualified deferred compensation during 2007 for the executive officers named in the Summary Compensation Table.

	Executive	Registrant	Aggregate		Aggregate
	Contributions in	Contributions in	Earnings in Last	Aggregate	Balance at Fiscal
	Last Fiscal Year	Last Fiscal Year(1)	Fiscal Year (2)	Distributions (3)	Year-end (4)
Name	( $ )	( $ )	( $ )	( $ )	( $ )
Robert C. Sepucha	—	—	—	—	—
David E. Schreiman	—	—	—	—	—
Troy A. Crites	—	—	7,926	45,989	52,379
Randy N. Morgan	—	—	14,996	—	99,101
Maureen A. Baginski	—	—	—	—	—

(1)	There were no contributions in 2007 made by the Company for the executives listed.

(2)	Aggregate earnings in the last fiscal year for 2007 represent the change in market value (based on the formula price) for shares held in trust. The formula price at January 1, 2007, was $41.39. The formula price at December 31, 2007, was $48.77.

(3)	Troy Crites took distribution of 1,075 shares at a formula price of $42.78 per share

(4)	The aggregate balance at last fiscal year-end equals the number of shares held in the Stock Compensation Plan trust at December 31, 2007, multiplied by the formula stock price of $48.77 as of that date.
     The Stock Compensation Plan is a program designed to provide long-term incentive compensation to certain key employees in order to retain and motivate them. Annually, we award two to four restricted stock awards, under the Stock Compensation Plan, each valued at from $40,000 — $100,000. All employees, except executive officers, are eligible to be nominated for awards. (Although executive officers are not eligible to participate in the Stock Compensation Plan, Messrs. Crites and Morgan received restricted stock awards prior to the time that they became executive officers.) The executive officers are vested by the Board of Directors with the responsibility for administering the Stock Compensation Plan, and the Board of Directors approves all awards. Employees nominated for restricted stock awards are assigned specific quantitative and/or qualitative objectives which must be met in order to be eligible for a restricted stock award. Restricted stock awards vest 33-1/3% on each of the third, fourth and fifth anniversaries of the grant date. Awards are funded into a trust for the benefit of awardees. There is no interest or other plan earnings derived while the award is in the trust. Under the terms of the Stock Compensation Plan, the awardee makes an irrevocable election as to distribution of the shares held in trust: (1) as shares become vested (i.e., 33-1/3% as of the three-, four- and five-year anniversaries), (2) at the completion of vesting (i.e., 100% on the fifth anniversary) and (3) upon termination of employment with the Company. The plan is exempt from the provisions of the Employee Retirement Income Security Act of 1974.

Potential Payments Upon Termination or Change-in-Control
     The Company has not entered into any employment agreement with any of its executive officers or other employees. However, the Merger Agreement provides for the following cash bonus plans, in which the executive officers may be participants:
     Equity Bonus. The Merger Agreement contemplates that following the closing of the Proposed Merger, Cobham or the surviving corporation will pay a cash bonus to certain SPARTA employees (including senior management employees and executive officers) who did not receive customary grants of stock options or restricted stock or awards of stock in light of the transactions contemplated by the Merger Agreement. An aggregate of $15 million will be payable under this bonus plan. Each bonus will be payable to participating employees as follows: (a) one-third (1/3rd) of the aggregate portion of the bonus allocated to any employee will be due and payable on the eightieth (80th) day following the effective time of the merger and (b) the remaining portion of the bonus allocated to such employee will be payable on the fifteen (15) month anniversary of the effective time of the merger. To the extent that any employee who is entitled to a bonus payment is terminated following the effective time of the merger without cause or terminates his or her employment for good reason (as the terms cause and good reason are defined in the SPARTA, Inc. Employee Severance Plan (the “Severance Plan”)) then any unpaid bonus payments allocated to such employee will be paid to such former employee at the same time as they are paid to continuing employees of the surviving corporation. To the extent an employee is terminated by the Company for cause, or the employee voluntarily leaves without good reason, such employee will forfeit any unpaid bonus payments.
     Retention Plan. The Merger Agreement contemplates that prior to the effective time of the merger, our Board of Directors, in consultation with Cobham, will adopt a retention plan that will provide for the grant of awards with an aggregate value of approximately $10 million to senior management employees of the Company, including executive officers. The awards will provide for cash payments to plan participants in three annual installments beginning on the first anniversary of the effective time of the merger, subject to both the financial performance of the surviving corporation after the effective time of the merger and the plan participant’s continued employment with the Company (or Cobham or any of its subsidiaries) through the applicable payment date.
Compensation of Directors
     The following table sets forth amounts paid to our nonemployee directors in connection with their services to SPARTA, Inc. during 2007.

	Fees Earned or	Option	All Other
	Paid in Cash	Awards (1)(3)	Compensation (2)	Grant Total
Name	($)	($)	($)	($)
Wayne R. Winton	136,750	2,199	12,234	151,183
Rockell N. Hankin	36,400	2,199	24,468	63,067
Gerald A. Zionic	28,800	1,467	—	30,267
John L Piotrowski	29,864	2,199	24,468	56,531
William E. Cook	26,400	1,467	—	27,867

(1)	The value of stock awards and option awards was determined as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment [SFAS No. 123(R)]. See Note 10 to the Consolidated Financial Statements for details on assumptions used in the valuation.

(2)	Includes gain on the exercise of stock options, computed as the difference between the formula stock price in effect on the date of stock option exercise, less the exercise price of the option, multiplied by the number of shares purchased upon exercise.

(3)	Option awards:

		Aggregate Number of Option
	Grant Date Fair Value of Option	Awards Outstanding at Fiscal
Name	Awards During 2007	Year end
Wayne R. Winton	4,070	3,977
Rockell N. Hankin	4,070	3,977
Gerald A. Zionic	2,709	2,488
John L Piotrowski	4,070	3,977
William E. Cook	2,709	1,322
     Directors who are not employees of the Company and who are not chairing the full Board or the Audit Committee received $2,400 per day in 2007 for time spent in attending Board and committee meetings. The Chairman of the Board and the Chairman of the Audit Committee each received $2,800 per day. Except for the Chairman of the Board, all members of the Board were guaranteed a minimum of twelve days for the year. The Chairman of the Board was guaranteed twenty-two days for the year.
     In 2007, the non-employee directors received the following stock option grants: Messrs. Hankin, Piotrowski, and Winton each received options for 691 shares, and Messrs. Zionic and Cook each received options for 460 shares. Each option has a four-year term and an exercise price equal to the formula price at the date of grant. The Company has no other arrangements to pay any direct or indirect remuneration to any directors of the Company in their capacity as directors, other than in the form of reimbursement of expenses for attending Board and committee meetings.
Compensation Committee Interlocks and Inside Participation
     During 2007, our Compensation Committee of the Company’s Board of Directors was comprised of John L. Piotrowski (who served as Chairman of the Compensation Committee), Wayne R. Winton, Rockell N. Hankin, Gerald A. Zionic and William E. Cook. None of these individuals was at any time during 2007 an officer or employee of the Company or any of its subsidiaries, nor were any of these individuals, except for Mr. Winton, an officer of the Company or any of its subsidiaries at any prior time. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
     In 2001, the Company issued promissory notes payable to Wayne Winton, Chairman of the Board of Directors, as partial payment for the repurchase of shares of the Company’s common stock. Principal and interest paid on these notes in 2007 totaled $481,000 and $25,000, respectively. The note balances as of December 31, 2007 and January 1, 2007 (the date of the highest principal balance) were $167,000 and $650,000, respectively.
Compensation Committee Report
REPORT OF THE COMPENSATION COMMITTEE
Introductory Note: The following report is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the following report by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.
The general philosophy of executive compensation and its components are fully discussed above in the Compensation Discussion and Analysis. In the course of fulfilling its responsibilities in 2007, the Compensation Committee has:
•	Reviewed the Chief Executive Officer’s recommendations for 2007 executive officer salaries and set the salaries as they deemed appropriate.

•	Set the Chief Executive Officer’s salary for 2007.

•	Reviewed and approved the Chief Executive Officer’s 2007 year-end bonus plan that was prepared by the Chairman of the Board.
•	In early 2008, determined the amount of the Chief Executive Officer’s 2007 year-end bonus in accordance with the performance criteria set forth in his bonus plan for that year.
•	Reviewed the Compensation Discussion and Analysis appearing in this annual report on Form 10-K with the Company’s senior management.
•	Based on the review referred to above, recommended to the full Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.
By: The Compensation Committee of the Board of Directors

John L. Piotrowski (Chairman)	Dated: March 4, 2008
Rockell N. Hankin
William E. Cook
Gerald A. Zionic
Wayne R. Winton

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security of Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of February 24, 2008, certain information known to the Company with respect to the beneficial ownership of the Company’s common stock by
•	all persons known to the Company to be beneficial owners of more than 5% of the Company’s outstanding common stock,
•	each director of the Company,
•	each of the executive officers named in the Summary Compensation Table set forth in Item 11 above
•	all directors and executive officers as a group (fourteen persons).

Name	Number of Shares(1)	Percentage of Class
Wayne R. Winton	194,905	4.01%
Robert C. Sepucha, Ph.D.	114,915	2.36%
Rockell N. Hankin	11,731	0.24%
Gerald A. Zionic	5,087	0.10%
General John L Piotrowski (USAF Retired)	13,882	0.29%
William E. Cook	5,495	0.11%
David E. Schreiman	31,071	0.64%
Troy A. Crites	47,200	0.97%
Maureen A. Baginski	1,200	0.02%
Randy N. Morgan	42,025	0.86%
All executive officers and directors as a group (14 persons)	535,459	11.02%

(1)	Except as set forth below, each of the persons included in this table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person’s spouse under applicable community property laws. The following table shows the number of shares held in the Profit Sharing Plan and the number of shares subject to options that may be exercised within 60 days of the date of this Form 10-K:

		Shares Subject to
		Option That May be
	Shares Held in the	Exercised Within 60
Name	Profit Sharing Plan	Days
Wayne R. Winton	—	1,993
Robert C. Sepucha, Ph.D.	40,791	13,423
Rockell N. Hankin	—	1,993
Gerald A. Zionic	—	1,116
General John L Piotrowski (USAF Retired)	—	1,993
William E. Cook	—	—
David E. Schreiman	5,075	13,705
Troy A. Crites	5,945	7,221
Maureen A. Baginski	—	200
Randy N. Morgan	3,416	12,619
All executive officers and directors as a group (14 persons)	76,871	69,068
Equity Compensation Plan Information

	December 31, 2007
			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,797,085	$40.05	9,978,864

Equity compensation plans not approved security holders(1)	—	—	346,553

Total	1,797,085	$40.05	10,325,417

(1)	The Company has a Stock Compensation Plan, designed to provide long-term incentives to key employees, under which it may issue up to 500,000 shares of common stock. Shares awarded under the plan are held in a trust (commonly referred to as a “rabbi” trust) until distributed to the participant. Shares awarded under the plan vest over a period of five years; unvested shares are forfeited if the participant terminates employment with the Company prior to vesting. As of December 31, 2007, the Company had issued an aggregate of 153,447 shares under the plan, of which 16,988 shares were unvested.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions with Related Persons
     In 2001, the Company issued promissory notes payable to Wayne Winton, Chairman of the Board of Directors, as partial payment for the repurchase of shares of the Company’s common stock. Principal and interest paid on these notes in 2007 totaled $481,000 and $25,000, respectively. The note balances as of December 31, 2007 and January 1, 2007 (the date of the highest principal balance) were $167,000 and $650,000, respectively.
     The Company has policies and procedures that cover conflicts of interest and related party transactions. Specifically, they are included in Policy and Procedure A-5 — Ethical Business Conduct, Conflict of Interest and Outside Activity. This policy covers relationships with customers and suppliers, agreements with agents including consultants, other employment, related-party transactions, gifts/gratuities/bribes, other compensation, employee business transactions with the Company and organizational conflicts of interest. This policy and procedure applies to all of the Company’s employees, including its executive officers and its directors. When first employed, the employee must certify and disclose any actual or potential conflicts of interest. Additionally, each employee executes an annual certification affirming compliance with this policy and procedure. The Vice President, Chief Administrative Officer is charged with adjudicating potential conflicts of interest.
Director Independence
     Except for Dr. Robert C. Sepucha, the Company’s Chief Executive Officer, the Company has determined that all other members of the Board, the Board Audit Committee and the Board Compensation Committee are “independent directors,” as that term is defined in Rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     Aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006, by Ernst & Young LLP, the Company’s independent registered public accounting firm were as follows:

	2007	2006
Audit Fees (a)	$474,000	$471,000
Audit-Related Fees (b)	41,000	—
Tax Fees (c)	560,000	110,000
All Other Fees (d)	7,000	5,000

Total Fees	$1,082,000	$586,000

(a)	Audit fees include the annual audit of the Company’s consolidated financial statements, quarterly reviews and consents to SEC filings and out of pocket expense.

(b)	Audit-related fees in fiscal 2007 relate to Sarbanes-Oxley consultations.

(c)	Tax fees in fiscal 2007 and 2006 relate to assistance with the Company’s research and development tax credit study for 2002 to 2006.

(d)	All other fees in fiscal 2007 relate to various consultations regarding government contracting issues. All other fees in fiscal 2006 relate to assistance with the Company’s Cost Accounting Disclosure Statement.

Audit Committee Pre-Approval Policies
     The Audit Committee has the responsibility to pre-approve all audit and non-audit services to be performed by the Company’s registered public accountant. Further, the Chairman of the Audit Committee has the authority to pre-approve certain audit and non-audit services as necessary between regular meetings of the Audit Committee, provided that any such services so pre-approved shall be disclosed to the full Audit Committee at its next scheduled meeting. In 2007 and 2006, all of the audit, audit-related, tax and all other fees were pre-approved by one of these means.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Report on Form 10-K:
1.	FINANCIAL STATEMENTS
2.	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the Company’s consolidated financial statements or the notes thereto.
(b)	The exhibits listed in the accompanying Index to Exhibits at pages 81-82 are filed as part of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of SPARTA, Inc.:
We have audited the accompanying consolidated balance sheets of SPARTA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPARTA, Inc. at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 of the consolidated financial statements, SPARTA, Inc. changed its method of accounting for share-based payments in accordance with the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on January 1, 2006. In addition as discussed in Note 7 of the consolidated financial statements, SPARTA, Inc. adopted Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, on January 1, 2007.

/s/ Ernst & Young LLP
Irvine, California
March 17, 2008

CONSOLIDATED BALANCE SHEET
     at December 31

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$37,163,000	$23,379,000
Short-term investments	15,447,000	14,861,000
Receivables, net	66,650,000	63,193,000
Income taxes receivable	1,238,000	—
Prepaid expenses	688,000	1,312,000
Prepaid income taxes	—	240,000

Total current assets	121,401,000	102,985,000

Equipment and improvements, net	12,292,000	12,096,000
Intangible assets, net	—	172,000
Deferred income taxes	826,000	—
Other assets	3,147,000	3,102,000

TOTAL ASSETS	$137,451,000	$118,355,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$20,352,000	$19,783,000
Accounts payable and other accrued expenses	14,355,000	16,593,000
Billings in excess of costs plus earnings	5,101,000	6,702,000
Current portion of notes payable	3,110,000	4,417,000
Income taxes payable	—	—
Deferred income taxes	1,128,000	1,365,000

Total current liabilities	44,046,000	48,860,000

Notes payable	8,234,000	8,069,000
Deferred income taxes	—	14,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $.01 par value; 25,000,000 shares authorized; 10,017,632 and 9,184,368 shares issued; 4,987,518 and 4,858,189 shares outstanding	100,000	92,000
Additional paid-in capital	163,657,000	130,940,000
Retained earnings	90,892,000	69,025,000
Treasury stock, at cost	(169,478,000)	(138,645,000)

TOTAL STOCKHOLDERS’ EQUITY	85,171,000	61,412,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,451,000	$118,355,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF INCOME
     for the three years in the period ended December 31

	2007	2006	2005

Sales	$297,485,000	$297,334,000	$266,573,000

Costs and Expenses:
Labor costs and related benefits	146,842,000	145,904,000	137,712,000
Subcontractor costs	92,483,000	94,278,000	73,132,000
Facility costs	16,895,000	17,071,000	16,222,000
Travel and general and administrative costs	12,336,000	11,488,000	11,148,000

Total costs and expenses	268,556,000	268,741,000	238,214,000

Operating income	28,929,000	28,593,000	28,359,000

Interest income	(2,086,000)	(1,694,000)	(945,000)
Interest expense	636,000	544,000	418,000

Income from continuing operations before provision for income taxes	30,379,000	29,743,000	28,886,000

Provision for taxes on income	8,512,000	12,697,000	11,798,000

Income from continuing operations	21,867,000	17,046,000	17,088,000

Discontinued operations (Note 11)
Income from discontinued operations of Spiral Technology, Inc. before income taxes	—	112,000	39,000
Provision for taxes on income	—	45,000	24,000
Gain on spin-off of discontinued operations, net of tax	—	99,000	—

Total income from discontinued operations	—	166,000	15,000

Net income	$21,867,000	$17,212,000	$17,103,000

Earnings per share:
Basic:
Income from continuing operations	$4.53	$3.31	$3.26
Income from discontinued operations	—	0.03	—

	$4.53	$3.34	$3.26

Diluted:
Income from continuing operations	$4.34	$3.12	$2.98
Income from discontinued operations	—	0.03	—

	$4.34	$3.15	$2.98

Weighted average common equivalent shares:
Basic	4,829,772	5,156,151	5,242,151

Diluted	5,033,420	5,471,343	5,742,568

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
     for the three years in the period ended December 31

	Common Stock		Additional
	Shares		Paid-in	Retained	Treasury
	Issued	Amount	Capital	Earnings	Stock	Total

Balance at December 31, 2004	7,465,241	$75,000	$73,609,000	$34,710,000	($57,667,000)	$50,727,000
Issuance of common stock	931,521	9,000	23,039,000			23,048,000
Acquisition of treasury stock					(28,873,000)	(28,873,000)
Tax benefit relating to stock plan			6,037,000			6,037,000
Net income				17,103,000		17,103,000

Balance at December 31, 2005	8,396,762	84,000	102,685,000	51,813,000	(86,540,000)	68,042,000
Issuance of common stock	787,610	8,000	23,560,000			23,568,000
Acquisition of treasury stock					(52,105,000)	(52,105,000)
Tax benefit relating to stock plan			4,695,000			4,695,000
Net income				17,212,000		17,212,000

Balance at December 31, 2006	9,184,372	92,000	130,940,000	69,025,000	(138,645,000)	61,412,000
Issuance of common stock	833,260	8,000	28,124,000			28,132,000
Acquisition of treasury stock					(30,833,000)	(30,833,000)
Tax benefit relating to stock plan			4,593,000			4,593,000
Net income				21,867,000		21,867,000

Balance at December 31, 2007	10,017,632	$100,000	$163,657,000	$90,892,000	($169,478,000)	$85,171,000

The accompanying notes are an integral part
of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
     for the three years in the period ended December 31

	2007	2006	2005

Cash flows from operating activities:
Net income	$21,867,000	$17,212,000	$17,103,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,411,000	3,696,000	3,588,000
Loss on disposal of equipment	129,000	65,000	405,000
Stock-based compensation	9,753,000	9,693,000	8,727,000
Excess tax benefit from stock-based compensation	—	—	6,037,000
Deferred income taxes	(1,077,000)	(1,901,000)	328,000
Changes in assets and liabilities:
Receivables, net	(3,457,000)	1,698,000	(12,987,000)
Income taxes receivable	(1,238,000)	—	—
Prepaid expenses	624,000	36,000	(422,000)
Prepaid income taxes	240,000	1,872,000	(1,169,000)
Other assets	(45,000)	256,000	(1,061,000)
Accrued compensation	569,000	(877,000)	3,315,000
Accounts payable and other accrued expenses	(2,238,000)	7,074,000	(1,330,000)
Billings in excess of costs plus earnings	(1,601,000)	4,082,000	(1,111,000)

Net cash provided by operating activities	26,937,000	42,906,000	21,423,000

Cash flows from investing activities:
Purchases of equipment and improvements	(3,564,000)	(4,445,000)	(3,590,000)
Asset acquisition	—	—	(1,500,000)
Purchase of short-term investments	(586,000)	(14,861,000)	—

Net cash used for investing activities	(4,150,000)	(19,306,000)	(5,090,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,379,000	13,874,000	14,321,000
Excess tax benefit from stock-based compensation	4,593,000	4,695,000	—
Purchases of treasury stock	(26,401,000)	(44,403,000)	(27,744,000)
Principal payments on subordinated notes payable	(5,574,000)	(3,641,000)	(3,111,000)

Net cash used for financing activities	(9,003,000)	(29,475,000)	(16,534,000)

Net (decrease) increase in cash and cash equivalents	13,784,000	(5,875,000)	(201,000)
Cash and cash equivalents at beginning of period	23,379,000	29,254,000	29,455,000

Cash and cash equivalents at end of period	$37,163,000	$23,379,000	$29,254,000

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$636,000	$544,000	$407,000
Income taxes	$7,009,000	$8,079,000	$6,727,000

Non-cash investing and financing activities:
Issuance of subordinated notes payable in connection with purchases of treasury stock	$4,432,000	$7,702,000	$1,129,000
Receipt of notes receivable in exchange for exercise of stock options	$1,259,000	$577,000	$1,204,000
The accompanying notes are an integral part
of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Summary of Significant Accounting Policies:
a)	Description of business — SPARTA, Inc. (“the Company”) is essentially employee-owned and primarily engaged in the design and analysis of systems for national defense programs and commercial applications of defense technology. The Company operates as a single reportable segment.

b)	Principles of consolidation — The consolidated financial statements include the accounts of SPARTA, Inc. and its wholly-owned subsidiary through December 31, 2006. The Company eliminates all significant intercompany transactions and balances in the consolidated financial statements. As discussed in Note 11, the Company completed the divestiture of its wholly-owned subsidiary in December 2006. The financial statements for all prior periods have been restated to reflect the results of operations of the wholly-owned subsidiary in discontinued operations.

c)	Use of estimates in preparation of financial statements — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, the estimated fair value of the Company’s common stock, and the valuation of long-lived assets. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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
Estimates of allowable contract costs, including estimates of indirect costs are subject to regulation and audit by the government. The Company’s costs have been audited and settled with the government through the fiscal year ended December 31, 2005. Costs incurred by the Company in fiscal years 2006 and 2007 have not yet been audited and settled with the government. Accordingly, contract revenue and profits have been recorded based on the estimated amounts of expected allowable costs. Although cost disallowances have not historically been significant, the Company may be exposed to variations in profitability, including potential losses, if actual cost disallowances differ materially from these estimates.
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
d)	Fiscal year — The Company’s fiscal year is the 52 or 53 week period ending on the Sunday closest to December 31. The Company’s last three fiscal years ended on December 30, 2007, December 31, 2006 and January 1, 2006, however, for ease of presentation of the financial statements, the year ends have been presented as December 31, 2007, 2006 and 2005. All fiscal years presented comprise a 52-week period.

e)	Equipment and improvements — Equipment and improvements are recorded at cost. Major renewals and betterments are capitalized; maintenance, repairs and minor renewals and betterments are charged to expense. Equipment is depreciated using the straight-line method over the estimated useful lives, which range from 5 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives or remaining lease terms, which range from 1 to 5 years.

f)	Income taxes — The Company recognizes deferred tax liabilities and assets for expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision represents the taxes payable for the period and the change during the period in deferred tax assets and liabilities.

g)	Cash and cash equivalents — For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in cash and cash equivalents is $5,083,000 and $4,649,000 of commercial paper as of December 31, 2007 and 2006, respectively.

h)	Short-term investments — The Company accounts for its short-term investments under the provisions of Statement of Financial accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Short-term investments includes highly liquid debt instruments purchased with an original maturity of more than three months and less than one year. It is the Company’s intention to hold such investments until maturity; as such, they are accounted for at amortized cost, which approximates fair value, in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
i)	Treasury stock — Treasury stock is recorded at cost. The Company has the right, but not the obligation, to repurchase the stockholdings of all individuals who terminate their association with the Company (as defined). Repurchases of outstanding common stock in exercise of this right and at quarterly repurchase periods are made at estimated fair value.

j)	Earnings per share (EPS) — Basic earnings per share are computed based on the weighted-average number of common shares outstanding during the respective years. Diluted earnings per share include the dilutive effects of stock options and shares granted under the Company’s restricted stock compensation plan. A reconciliation of the numerators and denominators for the basic and diluted earnings per share computations are as follows:

	2007	2006	2005
Basic EPS
Net income	$21,867,000	$17,212,000	$17,103,000

Weighted average shares outstanding	4,829,772	5,156,151	5,242,151

Per share amounts	$4.53	$3.34	$3.26

Diluted EPS
Net income	$21,867,000	$17,212,000	$17,103,000

Weighted average shares outstanding	4,829,772	5,156,151	5,242,151
Stock options	192,596	296,584	472,869
Restricted stock	11,052	18,608	27,548

	5,033,420	5,471,343	5,742,568

Per share amounts	$4.34	$3.15	$2.98

k)	Disclosures about fair value of financial instruments — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s notes payable approximates fair value based upon current rates offered to the Company for obligations with similar remaining maturities.

l)	New accounting standards — In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations [“SFAS 141(R)”]. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2 — Accounts Receivable
Receivables are comprised as follows:

	2007	2006

Billed	$33,779,000	$32,486,000
Unbilled	33,227,000	31,262,000

	67,006,000	63,748,000
Less allowances for unallowable contract costs	(356,000)	(555,000)

	$66,650,000	$63,193,000

The Company has a concentration of its receivables with U.S. Government agencies or companies who perform work for U.S. Government agencies. The Company derived 99% of its revenues from such customers in each of the years ended December 31, 2007, 2006 and 2005, and accounts receivable from such customers comprised 99% of total accounts receivable as of December 31, 2007 and 2006, respectively. The Company anticipates collection of these receivables within one year and believes that the credit risk associated with these receivables is minimal.
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
Accounts receivable includes revenues incurred in advance of contract funding and estimated award fees totaling $1,515,000 and $1,783,000 at December 31, 2007 and 2006, respectively. These amounts may not be fully recoverable; however, the Company does not expect to sustain losses of any significant consequence with respect to such costs.
Contract retentions total $1,971,000 and $1,968,000 at December 31, 2007 and 2006, respectively. Contract retentions are billable when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by outside third parties. Based on the Company’s experience, the majority of the retention balance is expected to be collected beyond one year, and is therefore included in other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Equipment and Improvements
Equipment and improvements are comprised as follows at December 31:

	2007	2006

Computer equipment including purchased software	$12,744,000	$13,469,000
Office furniture and equipment	8,719,000	7,188,000
Leasehold improvements	7,854,000	6,781,000

	29,317,000	27,438,000
Less accumulated depreciation and amortization	(17,025,000)	(15,342,000)

	$12,292,000	$12,096,000

Note 4 — Asset Purchase
In 2005, the Company acquired the assets of McAfee Research, a division of McAfee, Inc., for $1.5 million in cash. McAfee Research conducts advanced computer and network security research focused on a variety of different technologies which are complementary to the Company’s existing information assurance business. The purchase price was allocated to tangible and identifiable intangible assets (primarily contract backlog) acquired based on their estimated fair values at the date of acquisition. The fair value of contract backlog was estimated at $1.4 million based on the present value of the expected cash flow resulting from the acquired contracts, and was amortized over the estimated contract terms of approximately two years.
Note 5 — Accrued Compensation
Accrued compensation is comprised as follows at December 31:

	2007	2006

Accrued absence	$3,634,000	$3,286,000
Accrued payroll	4,653,000	4,520,000
Accrued bonus payable	4,136,000	3,989,000
Accrued profit sharing	7,929,000	7,988,000

	$20,352,000	$19,783,000

Note 6 — Notes Payable
At December 31, 2007 and 2006, the Company had a bank line of credit providing for borrowings of up to $10.0 and $6.0 million, respectively, and maturing July 1, 2010. Borrowings under the line of credit agreement are collateralized by accounts receivable and certain equipment and improvements, and bear interest at the prime rate (7.25% and 8.25% at December 31, 2007 and 2006, respectively). There were no outstanding borrowings under the line of credit as of December 31, 2007 or 2006. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company is in compliance with all debt covenants at December 31, 2007.
The Company has the right, but not the obligation, to repurchase shares of common stock held by terminated employees. At December 31, 2007 and 2006, the Company had outstanding unsecured notes payable arising from certain of such repurchases, of which $6.2 million and $5.0 million, respectively, were subordinated to borrowings (if any) under the Company’s bank line of credit. Notes payable as of December 31, 2007 and 2006 include $0.2 million and $0.7 million, respectively, that was payable to a director of the Company. The notes were issued with original terms ranging from one to seven years, and mature in varying amounts through 2013. The notes payable generally accrue interest at the lesser of the prime rate or the Federal Reserve discount rate (4.75% and 6.25% at December 31, 2007 and 2006, respectively).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006

Notes payable	$11,344,000	$12,486,000
Less: current portion	(3,110,000)	(4,417,000)

	$8,234,000	$8,069,000

The maturities of notes payable during each fiscal year are as follows: 2009 — $2,640,000, 2010 — $2,223,000, 2011 — $1,704,000, 2012 — $1,025,000 and thereafter — $642,000.
Note 7 — Income Taxes
The provision (benefit) for taxes on income is as follows for the years ended December 31:

	2007	2006	2005
Current:
Federal	$3,632,000	$8,739,000	$4,338,000
State	1,407,000	1,527,000	1,243,000

	5,039,000	10,266,000	5,581,000

Deferred:
Federal	904,000	(1,729,000)	289,000
State	(175,000)	(301,000)	77,000

	1,079,000	(2,030,000)	366,000

Exercise of stock options not treated as a reduction of income tax expense	4,552,000	4,461,000	5,851,000

	$8,512,000	$12,697,000	$11,798,000

Deferred tax (liabilities) assets are comprised of the following at December 31:

	2007	2006

Accelerated depreciation	$(289,000)	$(524,000)
Unbilled accounts receivable	(2,303,000)	(2,633,000)
Accrued expenses and reserves	237,000	316,000
Accrued compensation and benefits	1,692,000	923,000
Other	362,000	539,000

	$(301,000)	$(1,379,000)

The provision for income tax differs from the amount computed using the statutory federal income tax rate as follows:

	2007	2006	2005

Provision for income taxes at statutory rate	$10,632,000	$10,410,000	$10,110,000
State income taxes, net of federal benefit	1,421,000	1,315,000	1,224,000
Research and experimentation tax credit	(4,022,000)	—	—
Nondeductible stock compensation expense	371,000	656,000	441,000
Other	110,000	316,000	23,000

	$8,512,000	$12,697,000	$11,798,000

The exercise of stock options results in tax benefits reflected as a reduction of taxes currently payable. However, the tax benefits are not treated as a reduction of income tax expense for financial reporting purposes, but are included in additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FIN 48 did not require a cumulative adjustment to retained earnings nor did it have a material effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$800,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	$3,696,000
Reductions for tax positions of prior years	—
Settlements and lapse of statute limitations	(4,102,000)

Balance at December 31, 2007	$394,000

As of December 31, 2007, unrecognized tax benefits were primarily related to research and experimentation tax credits totaling approximately $394,000 and if recognized, approximately $312,000 would affect the Company’s effective tax rate. The Company anticipates settlement or reversal of approximately half of the unrecognized tax benefits over the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2002. In April 2007, the IRS commenced an examination of the Company’s 2002 U.S. income tax return focused solely on reviewing the research and experimentation tax credit claimed on this return. During the course of their examination, the IRS expanded the audit to include the research and experimentation tax credits claimed by the Company for 2002 through 2004. In September 2007, the IRS completed its audit of such tax credits, and the Company agreed to research and experimentation credits for 2002 through 2004 totaling $1,510,000. As a consequence of their audit, the IRS also proposed a settlement, which the Company accepted, for research and experimentation credits claimed by the Company for 2005 and 2006, which resulted in agreement with the IRS regarding additional tax credits totaling $1,265,000. Based on these audit findings and agreements, the Company believes that it is more likely than not that it will realize an additional $638,000 in such credits on its 2007 federal income tax return and $609,000 in such credits on its 2001 through 2007 state income tax returns. Accordingly, the Company recognized the tax benefits associated with these research and experimentation tax credits, and recorded a $4,022,000 reduction in its provision for the year ended December 31, 2007.
In September 2007, the California Franchise Tax Board commenced an examination of the Company’s 2004 and 2005 California income tax returns. The examination is currently in the initial stages and the Company has received no indication of the anticipated completion date or examination results.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007 and December 31, 2006, the Company had not accrued a material amount of interest or penalties related to unrecognized tax benefits.
Note 8 — Commitments and Contingencies
a) In 2005, the Company entered into an arrangement with a higher-tier subcontractor (“the Customer”), whereby the Company manufactures composite components for the U.S. Air Force Small Diameter Bomb program. The arrangement was summarized in a purchase order issued by the Customer, as well as letters authorizing the Company to proceed with production of the first two production lots of components at the prices contained in the purchase order. As of June 30, 2007, the Company had substantially completed production of the first two production lots of components.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and cash flows. During 2007, the Company and its Customer entered into a definitive purchase order for the third production lot of components. The Company believes that the prices and contract terms specified in the purchase order substantially eliminate the uncertainties and contingent liability with respect to all remaining production lots.
b) Lease commitments — The Company leases its facilities and certain equipment under operating leases. Some of the leases contain renewal options, escalation clauses and requirements that the Company pay taxes, maintenance and insurance costs. Rent expense under operating leases for continuing operations was $10,623,000, $9,928,000 and $8,731,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Future minimum lease commitments under non-cancelable operating leases at December 31, 2007 are as follows:

Fiscal Year Ending	Lease Commitment
2008	$9,681,000
2009	8,866,000
2010	5,891,000
2011	3,364,000
2012	3,192,000
Thereafter	11,698,000

$42,692,000

c) Other commitments and guarantees — The Company has an arrangement with a bank to allow non-officer employees to borrow up to $250,000. The bank borrowings are collateralized by certain of the employee’s holdings of Company stock, in an amount equal to 250% of the original principal balance. Total collateralized borrowings for all outstanding loans cannot exceed $500,000. In the event of default by the employee, the Company has agreed to purchase the loan, and receive the collateral, from the bank for an amount equal to the outstanding principal and accrued interest. At December 31, 2007 and 2006, $182,000 and $128,000, respectively, in loans were outstanding under this arrangement. Because the fair value of the collateral exceeds the loan balance, the exposure to the Company under this guarantee is minimal. As a result, the Company has not recorded any liability for this agreement.
As permitted under Delaware law, the Company has entered into agreements whereby it indemnifies its officers, directors, and certain employees over his or her lifetime for certain events or occurrences while the officer or director is, or was serving, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that the Company believes limits its exposure and should enable the Company to recover a portion of any future amounts paid. Many of these indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002. The Company has never incurred costs to defend lawsuits or settle claims related to such indemnification agreements. In addition, the Company’s insurance policies enable the Company to recover some or all of future amounts paid pursuant to such indemnification agreements. Therefore, the Company believes that the estimated fair value of the liabilities under those agreements entered into subsequent to December 31, 2002 is immaterial. Accordingly, no liabilities were recorded for these indemnification agreements as of December 31, 2007 and 2006.
In addition, the Company has entered into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party (generally business partners or customers) in connection with any claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of the liabilities under these agreements is immaterial. Accordingly, no liabilities were recorded for these agreements as of December 31, 2007 and 2006.
b) Litigation — The Company has no material investigations, claims, or lawsuits arising out of its business, nor any known to be pending. The Company is subject to certain legal proceedings and claims that arise in the ordinary course

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of its business. In the opinion of management, the ultimate outcome of such matters will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 9 — Stockholders’ Equity
Proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $18.4 million, $13.9 million and $14.3 million, in 2007, 2006 and 2005, respectively. Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At December 31, 2007, 2006 and 2005, the outstanding principal balances of these notes were $1,001,000, $238,000 and $582,000, respectively, and are included as a reduction of additional paid-in capital.
Treasury stock, shown at cost, is comprised as follows:

	Number of Shares	Amount
January 1, 2005	(2,344,405)	$(57,667,000)
Acquisition of treasury stock	(735,864)	(28,873,000)

December 31, 2005	(3,080,269)	(86,540,000)
Acquisition of treasury stock	(1,245,910)	(52,105,000)

December 31, 2006	(4,326,179)	(138,645,000)
Acquisition of treasury stock	(703,935)	(30,833,000)

December 31, 2007	(5,030,114)	$(169,478,000)

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

Stock Price per Share of Common Stock
2007		2006		2005
January 21	$42.78	January 23	$42.53	January 21	$36.90
April 22	43.86	April 21	41.25	April 21	40.87
July 22	44.93	July 21	42.49	July 21	40.96
October 21	48.77	October 21	41.39	October 21	42.12
Historically, a portion of the Company’s annual retirement plan contributions were paid in the form of shares of the Company’s common stock. As of December 31, 2007, the Company had recognized stockholders’ equity associated with these retirement plan benefits totaling 136,948 shares of common stock, valued at approximately $6,680,000. Subsequent to year end, the Company entered into the Merger Agreement (as described more fully in Note 13), which imposed limitations on the Company’s ability to issue shares of its common stock. As a result, in January 2008, the Company’s Board of Directors determined that the annual retirement plan contributions for 2007 would be paid entirely in cash. Accordingly, in January 2008, the Company canceled the 136,948 shares of common stock, and reduced stockholders’ equity by $6,680,000.
Note 10 — Share-Based Compensation
The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. Extending to employees the opportunity to achieve a proprietary interest in the Company and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to participate in its success makes it possible to attract and retain the best available talent and encourages employees to exert their best efforts to increase the value of the Company. As of December 31, 2007, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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

	Twelve Months Ended	Twelve Months Ended
Decrease Due To Adopting SFAS 123(R)	December 31, 2007	December 31, 2006

Income before income taxes	$1,110,000	$183,000
Net income	$666,000	$111,000
Basic EPS	$0.14	$0.02
Diluted EPS	$0.13	$0.02
Prior to the adoption of SFAS 123(R), the Company presented the income tax benefits of deductions resulting from share-based compensation as operating cash flows in the consolidated statement of cash flows. SFAS 123(R), however, requires the Company to classify as financing cash flows the income tax benefits of tax deductions in excess of share-based compensation costs recognized in the income statement (excess tax benefits). The excess tax benefit of $4,593,000 and $4,695,000 for the years ended December 31, 2007 and 2006, respectively, are classified as a financing cash flow. Alternatively, excess tax benefits of $6,037,000 for the year ended December 31, 2005 is classified as operating cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended	Year Ended
Key Assumptions	December 31, 2007	December 31, 2006

Expected volatility factor	1.0% — 8.9%	5.4% — 9.2%
Expected option term (in years)
Short-term options	0.125	0.125
All other options	3.0	3.0
Risk-free interest rate	2.7% — 5.2%	4.2% — 5.2%
Expected annual dividend yield	—	—
The following table summarizes activity under the Plan as of December 31, 2007 and changes during the years ended December 31, 2007 and 2006 for stock options granted after the adoption of SFAS 123(R):

		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price

Outstanding at January 1, 2006	—	$—
Granted	291,464	42.38
Forfeited or Expired	(22,545)	42.17
Exercised	(8,799)	41.97

Outstanding at December 31, 2006	260,120	$42.42

Exercisable at December 31, 2006	6,002	$41.63

Outstanding at January 1, 2007	260,120	$42.42
Granted	642,696	43.80
Forfeited or Expired	(62,753)	42.89
Exercised	(23,127)	43.21

Outstanding at December 31, 2007	816,936	$43.45

Exercisable at December 31, 2007	41,730	$43.11

The weighted average grant-date fair value of stock options granted during 2007 and 2006 was $3,738,000 and $1,618,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of December 31, 2007 was 3.3 years and 2.4 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $48.77 as of December 31, 2007, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the year ended December 31, 2007 and stock options exercisable at December 31, 2007 was $129,000 and $236,000, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $4,346,000. The total intrinsic value of stock options exercised during the year ended December 31, 2006 as well as stock options exercisable and outstanding at December 31, 2006 was zero.
The following table summarizes the Company’s non-vested stock options as of December 31, 2007 and changes during the year ended December 31, 2007, for stock options granted after the adoption of SFAS 123(R):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2007
	Number of	Weighted Average
Nonvested stock options subject to SFAS 123(R)	Shares	Grant-Date Fair Value
Nonvested at January 1, 2007	254,118	$6.03
Granted	642,696	5.82
Vested	(65,553)	4.38
Forfeited	(56,055)	6.00

Nonvested at December 31, 2007	775,206	$5.99

As of December 31, 2007, there was $3,180,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $287,000 and $15,000, respectively.
As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of December 31, 2007 and changes during the years ended December 31, 2007, 2006 and 2005 for stock options that continue to be subject to APB 25:

		Weighted Average
Stock options subject to APB 25	Number of Shares	Exercise Price

Outstanding at January 1, 2005	2,655,731	$24.69
Granted	718,682	41.06
Forfeited or Expired	(150,101)	27.60
Exercised	(733,443)	19.39

Outstanding at December 31, 2005	2,490,869	$30.80

Exercisable at December 31, 2005	896,522	$23.84

Outstanding at January 1, 2006	2,490,869	$30.80
Forfeited or Expired	(183,842)	32.14
Exercised	(591,154)	22.26

Outstanding at December 31, 2006	1,715,873	$33.60

Exercisable at December 31, 2006	901,416	$29.89

Outstanding at January 1, 2007	1,715,873	$33.60
Forfeited or Expired	(88,237)	34.30
Exercised	(647,487)	28.02

Outstanding at December 31, 2007	980,149	$37.22

Exercisable at December 31, 2007	712,965	$35.68

The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2007 were 1.3 years and 1.1 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the years ended December 31, 2007, 2006 and 2005 was $13,435,000, $11,309,000, and $16,671,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $11,321,000 and $9,333,000, respectively.
The following table summarizes the Company’s non-vested stock options as of December 31, 2007 and changes during the year ended December 31, 2007 for stock options that continue to be subject to APB 25:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2007
	Number of	Weighted Average
Nonvested stock options subject to APB 25	Shares	Exercise Price

Nonvested at January 1, 2007	814,457	$37.70
Vested	(485,599)	35.65
Forfeited	(61,674)	38.26

Nonvested at December 31, 2007	267,184	$41.31

The Company also recognized stock compensation expense associated with retirement plan benefits totaling $6,680,000, $6,240,000 and $5,679,000 for the years ending December 31, 2007, 2006 and 2005, respectively. Additionally, the Company pays a portion of its annual bonuses in the form of shares of common stock. Annual bonuses are generally paid in the first quarter of the year. For the years ended December 31, 2007, 2006 and 2005, the Company issued 18,651, 29,562 and 44,009 shares totaling $798,000, $1,257,000 and $1,624,000, respectively, for such bonuses.
Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $1,059,000, $1,874,000 and $1,260,000 for years ended December 31, 2007, 2006 and 2005, respectively.
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
The following table summarizes activity under the Restricted Stock Plan as of December 31, 2007 and changes during the years ending December 31, 2007, 2006 and 2005:

		Weighted Average
Shares of Restricted Stock	Number of Shares	Grant-Date Fair Value
Outstanding at January 1, 2005	67,322	$13.24
Granted	4,064	36.90
Distributed	(10,449)	14.51
Forfeited	—	—

Outstanding at December 31, 2005	60,937	$14.60

Vested, undistributed at December 31, 2005	32,496	$6.26

Outstanding at January 1, 2006	60,937	$14.60
Granted	1,880	42.53
Distributed	(7,489)	19.80
Forfeited	(3,248)	30.27

Outstanding at December 31, 2006	52,080	$13.89

Vested, undistributed at December 31, 2006	33,875	$6.64

Outstanding at January 1, 2007	52,080	$13.89
Granted	7,012	42.78
Distributed	(6,801)	23.03
Forfeited	(1,428)	28.02

Outstanding at December 31, 2007	50,863	$16.25

Vested, undistributed at December 31, 2007	33,875	$6.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at December 31, 2007 was $2,481,000 and $1,652,000, respectively.
The following table summarizes the Company’s non-vested restricted stock as of December 31, 2007 and changes during the period then ended:

Year Ended December 31, 2007
		Weighted Average
Nonvested Shares of Restricted Stock	Number of Shares	Grant-Date Fair Value

Nonvested at January 1, 2007	18,205	$27.37
Granted	7,012	42.78
Vested	(6,801)	23.03
Forfeited	(1,428)	28.02

Nonvested at December 31, 2007	16,988	$35.41

The Company recorded compensation expense related to restricted stock awards of $105,000, $138,000 and $164,000 during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $351,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 2.6 years. The total grant-date fair value of shares vested during the year ended December 31, 2007 was $157,000.
Note 11 — Discontinued Operations
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
In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, the assets and liabilities of Spiral are classified in the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2005, and the net income of Spiral is classified in discontinued operations in the consolidated statement of income for fiscal years 2006 and 2005. The following table presents the operating results of the Company’s discontinued operations for the two years ending December 31, 2006:

	Year ended December 31,
	2006	2005

Sales	$10,410,000	$10,529,000
Costs and expenses	(10,298,000)	(10,490,000)

Income before income taxes	112,000	39,000
Income tax expense	(45,000)	(24,000)
Gain on spin-off of discontinued operations, net of tax	99,000	—

Income from discontinued operations	$166,000	$15,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12 — Quarterly Financial Data (unaudited)
(amounts in thousands except per share amounts) (1)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$66,965	$73,015	$73,209	$84,296
Costs and expenses	59,617	65,604	66,403	$75,482
Income tax	3,009	3,109	344	$2,050

Net income	$4,339	$4,302	$6,462	$6,764

Earnings per share
Basic	$0.89	$0.90	$1.35	$1.39

Diluted	$0.86	$0.86	$1.30	$1.32

(amounts in thousands except per share amounts) (1)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$68,354	$72,115	$77,270	$79,595
Costs and expenses	61,228	64,800	69,228	72,335
Income tax	2,933	3,105	3,319	3,340

Income from continuing operations	$4,193	$4,210	$4,723	$3,920
Income (loss) from discontinued operations	7	16	(22)	165

Net income	$4,200	$4,226	$4,701	$4,085

Earnings per share
Basic:
Income from continuing operations	$0.79	$0.81	$0.92	$0.79
Income from discontinued operations	—	—	—	0.03

	$0.79	$0.81	$0.92	$0.82

Diluted earnings per share
Income from continuing operations	$0.73	$0.76	$0.87	$0.76
Income from discontinued operations	—	—	—	0.03

	$0.73	$0.76	$0.87	$0.79

(1)	Earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.
Note 13 — Subsequent Event
On January 15, 2008, the Company entered into an agreement (the “Agreement”) and plan of merger (the “Proposed Merger”) with Cobham Holdings, Inc. (“Cobham Holdings”) and Rocob Acquisition Inc., a wholly-owned subsidiary of Cobham Holdings. Under the terms of the Agreement, Cobham Holdings agreed to acquire the Company for up to approximately $416 million, excluding cash, stock option exercise proceeds, certain bonus payments, and debt. Upon completion of the merger, the Company will become an indirect wholly-owned subsidiary of Cobham Holdings. Cobham Holdings is a wholly-owned subsidiary of Cobham plc, a public limited company organized under the laws of England and Wales.
Completion of the Proposed Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, adoption of the Agreement by the Company’s stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), clearance of the merger by the Committee on Foreign Investment in the United States (“CFIUS”) in accordance with the Exon-Florio provision of the Defense Production Act of 1950, and the receipt of certain other governmental approvals. The Company anticipates that the Proposed Merger will close during the second quarter of 2008. The Agreement may be terminated prior to the effective time of the Proposed Merger, under certain circumstances discussed in the Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Historically, a portion of the Company’s annual bonus, discretionary profit sharing contribution, and discretionary matching retirement plan contribution was paid in the form of shares of our common stock. As of December 31, 2007, the Company had recognized stockholders’ equity associated with retirement plan benefits totaling 136,948 shares of common stock, valued at approximately $6,680,000. However, the Proposed Merger imposed limitations on the Company’s ability to issue shares of its common stock. As a result, in January 2008, the Company’s Board of Directors determined that the annual retirement plan contributions for 2007 would be paid entirely in cash. Accordingly, in January 2008, the Company canceled the 136,948 shares of common stock, and reduced stockholders’ equity by $6,680,000.

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

Signature	Title	Date

/s/ Wayne R. Winton	Chairman of the Board and Director	March 18, 2008

Wayne R. Winton

/s/ Robert C. Sepucha	Director, Chief Executive Officer	March 18, 2008

Robert C. Sepucha	(Principal Executive Officer)

/s/ William E. Cook	Director	March 18, 2008

William E. Cook

/s/ Rockell N. Hankin	Director	March 18, 2008

Rockell N. Hankin

/s/ John L. Piotrowski	Director	March 18, 2008

John L. Piotrowski

/s/ Gerald A. Zionic	Director	March 18, 2008

Gerald A. Zionic

/s/ David E. Schreiman	Chief Financial Officer	March 18, 2008

David E. Schreiman	(Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
2.1(8)	Agreement and Plan of Merger, dated as of January 15, 2008, among SPARTA, Inc., Cobham Holdings Inc. and Rocob Acquisition Inc.

3.1(4)	Amended and Restated Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company, as currently in effect

3.3(1)	Form of Certificate for Common Stock

4.1(3)	2007 Stock Plan

10.2(2)	SPARTA, Inc. Profit Sharing Plan — 1994 Restatement

10.3(1)	Trust Agreement for the SPARTA, Inc. Profit Sharing Plan

10.4(1)	Special Trust Agreement for SPARTA, Inc. Profit Sharing Plan

10.25(5)	SPARTA, Inc. Stock Compensation Plan

10.26(5)	SPARTA, Inc. Stock Compensation Plan Trust

10.29(6)	Third Amended and Restated Loan Agreement dated June 21, 2007 between the Company and Union Bank of California, N.A.

10.30(6)	Commercial Promissory Note dated June 21, 2007 between the Company and Union Bank of California, N.A.

14(7)	Standards of Business Conduct

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-18 (Commission File No. 33-440998-LA).

(2)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

(3)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Registration Statement on Form S-8 (Commission File No. 333-143568).

(4)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(5)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

(6)	Incorporated herein by reference to exhibits 10.1 and 10.2, respectively, contained in the Company’s Current Report on Form 8-K dated August 1, 2007.

(7)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.

(8)	Incorporated herein by reference to the exhibit of the same number contained in the Company’s current Report on Form 8-K dated January 16, 2008.