Form 10-Q
period 2008-03-30
SPARTA INC /DE
filed 2008-05-14
CIK 875623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of April 27, 2008, the registrant had 4,862,423 shares of common stock, $.01 par value per share, issued and outstanding.

SPARTA, Inc.
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 30, 2008

PART I
Item 1 Financial Statements

SPARTA, Inc.
CONSOLIDATED BALANCE SHEET

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current Assets
Cash and cash equivalents	$51,375,000	$37,163,000
Short-term investments	198,000	15,447,000
Receivables, net	63,352,000	66,650,000
Income tax receivable	1,988,000	1,238,000
Prepaid expenses	1,454,000	688,000

Total current assets	118,367,000	121,186,000

Equipment and improvements	11,750,000	12,292,000
Deferred income taxes	826,000	826,000
Other assets	2,642,000	3,147,000

Total Assets	133,585,000	137,451,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation	$19,148,000	$20,352,000
Accounts payable and other accrued expenses	9,883,000	14,355,000
Billings in excess of costs plus earnings	7,289,000	5,101,000
Current portion of notes payable	2,767,000	3,110,000
Income taxes payable	2,476,000	—
Deferred income taxes	1,128,000	1,128,000

Total current liabilities	42,691,000	44,046,000

Notes payable	7,473,000	8,234,000
Commitments and contingencies
Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized; 9,907,079 and 10,017,632 shares issued; 4,862,693 and 4,987,518 shares outstanding	99,000	100,000
Additional paid-in capital	158,240,000	163,657,000
Retained earnings	95,262,000	90,892,000
Treasury stock, at cost	(170,180,000)	(169,478,000)

Total stockholders’ equity	83,421,000	85,171,000

Total Liabilities and Stockholders’ Equity	$133,585,000	$137,451,000

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months ended March 31,
	2008	2007
Sales	$68,341,000	$66,965,000

Costs and expenses:

Labor costs and related benefits	40,848,000	38,430,000
Subcontractor costs	13,908,000	14,742,000
Facility costs	4,392,000	4,137,000
Travel and general and administrative costs	2,263,000	2,615,000

Total costs and expenses	61,411,000	59,924,000

Operating income	6,930,000	7,041,000

Interest income	(434,000)	(458,000)
Interest expense	105,000	151,000

Income before provision for taxes on income	7,259,000	7,348,000

Provision for taxes on income	2,889,000	3,009,000

Net income	4,370,000	4,339,000

Earnings per share:
Basic	$0.89	$0.89

Diluted	$0.86	$0.86

Weighted average common equivalent shares:
Basic	4,892,254	4,857,546

Diluted	5,070,063	5,066,142

The accompanying notes are an integral part of these consolidated financial statements

SPARTA, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,370,000	$4,339,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	858,000	899,000
Loss on disposal of equipment	20,000	—
Stock-based compensation	415,000	3,382,000
Cash funding of annual retirement plan contribution (Note 5)	(6,680,000)	—
Changes in assets and liabilities:
Receivables, net	3,298,000	7,067,000
Income taxes receivable	(750,000)
Prepaid expenses	(766,000)	(523,000)
Prepaid income taxes	—	240,000
Other assets	505,000	(238,000)
Accrued compensation	(1,204,000)	(5,047,000)
Accounts payable and other accrued expenses	(4,472,000)	(8,538,000)
Billings in excess of costs plus earnings	2,188,000	2,668,000
Income taxes payable	2,476,000	1,124,000
Deferred income taxes	—	(114,000)

Net cash provided by operating activities	258,000	5,259,000

Cash flows from investing activities:
Purchases of equipment and improvements	(336,000)	(492,000)
Redemptions of short-term investments	15,249,000	5,468,000

Net cash provided by investing activities	14,913,000	4,976,000

Cash flows from financing activities:
Proceeds from issuance of common stock	767,000	2,241,000
Excess tax benefit from stock-based compensation	80,000	249,000
Purchases of treasury stock	(702,000)	(7,144,000)
Principal payments on notes payable	(1,104,000)	(1,278,000)

Net cash used for financing activities	(959,000)	(5,932,000)

Net increase in cash and cash equivalents	14,212,000	4,303,000
Cash and cash equivalents at beginning of period	37,163,000	23,379,000

Cash and cash equivalents at end of period	$51,375,000	$27,682,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$115,000	$151,000
Income taxes	$1,083,000	$1,511,000

Non-cash investing and financing activities:
Receipt of notes receivable in exchange for exercise of stock options	$107,000	$31,000
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
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2008 and 2007 comprise the 52-week periods ending December 28, 2008 and December 30, 2007, respectively. The first quarters of fiscal 2008 and 2007 comprise the 13 weeks ended March 30, 2008 and April 1, 2007, respectively. To aid the reader of the financial statements, the fiscal 2007 year-end has been presented as December 31, 2007 and the three-month periods have been presented as March 31, 2008 and March 31, 2007.
     In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2008 and March 31, 2007 reflects all adjustments (which include only normal, recurring adjustments) necessary for a fair presentation of the results for such periods. Operating results for the three-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
Note 2 – Proposed Merger with Cobham Holdings, Inc.
     On January 15, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the merger contemplated therein, the “Proposed Merger”) by and among the Company, Cobham Holdings Inc., a Delaware corporation (“Cobham”) and Rocob Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of Cobham (“Merger Sub”). Cobham is a wholly-owned subsidiary of Cobham plc, a public limited company organized under the laws of England and Wales. Under the terms of the Merger Agreement, Cobham agreed to acquire the Company for up to approximately $416 million, excluding cash, stock option exercise proceeds, certain bonus payments, and debt.
     On April 11, 2008, the Company held a Special Meeting of its stockholders. At this meeting, the Company’s stockholders approved the proposal to adopt the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Company and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Cobham. The Proposed Merger remains subject to the satisfaction of certain conditions, including, but not limited to clearance of the merger by the Committee on Foreign Investment in the United States (“CFIUS”) in accordance with the Exon-Florio provision of the Defense Production Act of 1950, and receipt of certain other government approvals. The Company anticipates that the Proposed Merger will close during the second quarter of 2008.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 – Accounts Receivable
     Receivables are comprised as follows:

	March 31, 2008	December 31, 2007
Billed	$37,646,000	$33,779,000
Unbilled	26,051,000	33,227,000

	63,697,000	67,006,000
Less allowances for unallowable contract costs	(345,000)	(356,000)

	$63,352,000	$66,650,000

Note 4 – Income Taxes
     Income taxes for interim periods are computed using the estimated annual effective rate method.
     As of March 31, 2008, unrecognized tax benefits were primarily related to research and experimentation tax credits and totaled approximately $394,000 and if recognized, the entire amount would affect our effective tax rate. The Company anticipates settlement or full reversal of the unrecognized tax benefits over the next twelve months.
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
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three month period ended March 31, 2008 and the twelve month period ended December 31, 2007, the Company had not accrued a material amount of interest or penalties related to unrecognized tax benefits.
Note 5 – Stockholders’ Equity
     For the three months ended March 31, 2008 and 2007, proceeds from the issuance of common stock, primarily as the result of exercises of stock options, totaled $767,000 and $2,200,000, respectively. The exercise of stock options resulted in expected excess tax benefits, reflected as a reduction of taxes currently payable, of $80,000 and $249,000 for the three months ended March 31, 2008 and 2007, respectively. For financial reporting purposes, however, the excess tax benefits are not treated as a reduction of income tax expense, but rather are included in additional paid-in capital. In addition, during the quarter ended March 31, 2008, the Company repurchased for cash a total of 14,272 common shares at their current fair value totaling approximately $702,000. Treasury stock is shown at cost, and consisted of 5,044,386 shares and 5,030,114 shares of common stock at March 31, 2008 and December 31, 2007, respectively.
     The price of the Company’s common stock is calculated quarterly by the Company using a formula approved by the Board of Directors, which the Company believes estimates fair value. The stock price is reviewed annually to determine if the formula produces a price within a reasonable range of fair

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
market values of the Company’s common stock, on a marketable minority basis (as defined). The review considers market multiples of comparable public companies, financial multiples of mergers and acquisitions of comparable companies, and discounted cash flow analysis.
     Certain employees, excluding officers of the Company, are eligible to participate in a program whereby they may exercise certain stock options by delivery of a note payable to the Company. The notes are full recourse, are secured by the underlying shares of common stock, bear interest at prime plus 0.5%, and are repaid through payroll deductions over a period of less than one year. At March 31, 2008 and December 31, 2007, the outstanding balances of these notes were $983,000 and $1,001,000, respectively, and are included on the consolidated balance sheet as a reduction of additional paid-in capital.
     Historically, a portion of the Company’s annual retirement plan contributions was paid in the form of shares of the Company’s common stock. As of December 31, 2007, the Company had recognized stockholders’ equity associated with these retirement plan benefits totaling 136,948 shares of common stock, valued at approximately $6,680,000. Subsequent to year end, the Company entered into the Merger Agreement (as described more fully in Note 2), which imposed limitations on the Company’s ability to issue shares of its common stock. As a result, in January 2008, the Company’s Board of Directors determined that the annual retirement plan contributions for 2007 would be paid entirely in cash. Accordingly, in January 2008, the Company canceled the 136,948 shares of common stock, and reduced stockholders’ equity by $6,680,000.
Note 6 – Share-Based Compensation
     The Company uses stock-based incentives to increase the personal financial interest employees have in the future success of the Company. As of March 31, 2008, the Company has two share-based compensation plans, which are described below. The Company generally issues newly-issued shares in connection with these plans.
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

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended	Three Months Ended
Decrease Due To Adopting SFAS 123(R)	March 31, 2008	March 31, 2007
Income before income taxes	$375,000	$178,000
Net income	$225,000	$107,000
Basic EPS	$0.05	$0.02
Diluted EPS	$0.04	$0.02
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

	Three Months Ended	Three Months Ended
Key Assumptions	March 31, 2008	March 31, 2007
Expected volatility factor	6.6% - 8.7%	5.7% - 8.9%
Expected option term (in years)
Short-term options	0.125	0.125
All other options	3.0	3.0
Risk-free interest rate	2.1% - 2.3%	4.5% - 5.2%
Expected annual dividend yield	—	—
     The following table summarizes activity under the Plan for the three-month period ended March 31, 2008:

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2008
		Weighted Average
Stock options subject to SFAS123(R)	Number of Shares	Exercise Price
Outstanding at December 31, 2007	816,936	$43.45
Granted	2,125	48.77
Forfeited or Expired	(6,380)	44.39
Exercised	(4,691)	48.09

Outstanding at March 31, 2008	807,990	$43.43

Exercisable at March 31, 2008	100,928	$42.66

     The weighted average grant-date fair value of stock options granted during the three-month periods ending March 31, 2008 and 2007 was $6,000 and $2,095,000, respectively. The weighted average remaining contractual term for options outstanding and options exercisable as of March 31, 2008 was 3.0 years and 2.8 years, respectively. Intrinsic value represents the positive difference between the Company’s stock price on the last day of the fiscal period, which was $49.77 as of March 31, 2008, and the stock option exercise price, multiplied by the number of relevant stock options (outstanding, exercisable or exercised). The total intrinsic value of stock options exercised during the three-month periods ending March 31, 2008 and 2007 was $2,000 and $5,000, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable at March 31, 2008 was $5,123,000 and $718,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2008 and changes during the three-month period ended March 31, 2008, for stock options granted after the adoption of SFAS 123(R):

Three Months Ended March 31, 2008
		Weighted Average
Nonvested stock options subject	Number of	Grant-Date Fair
to SFAS 123(R)	Shares	Value
Nonvested at December 31, 2007	775,206	$5.99
Granted	2,125	2.62
Vested	(65,534)	5.97
Forfeited	(4,735)	6.01

Nonvested at March 31, 2008	707,062	$5.99

     As of March 31, 2008, there was $2,785,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the three-month periods ended March 31, 2008 and 2007 was $391,000 and $5,300, respectively.
     As noted above, the Company is required to continue to account for stock options granted prior to the adoption of SFAS 123(R) using the accounting principles originally applied to those awards. Accordingly, the Company is continuing to account for stock options granted prior to fiscal year 2006 in accordance with APB 25. The following table summarizes activity under the Plan as of March 31, 2008 and changes during the three months ended March 31, 2008 for stock options that continue to be subject to APB 25:

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2008
Stock options subject to		Weighted Average
APB 25	Number of Shares	Exercise Price
Outstanding at December 31, 2007	980,149	$37.22
Forfeited or Expired	(2,755)	37.37
Exercised	(16,153)	34.04

Outstanding at March 31, 2008	961,241	$37.27

Exercisable at March 31, 2008	703,691	$35.74

     The weighted average remaining contractual term for options outstanding and options exercisable at March 31, 2008 were 1.1 years and 0.9 years, respectively. The aggregate intrinsic value of stock options subject to APB 25 that were exercised during the three-month periods ending March 31, 2008 and 2007 was $254,000 and $1,131,000, respectively. The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was $12,016,000 and $9,873,000, respectively.
     The following table summarizes the Company’s nonvested stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 for stock options that continue to be subject to APB 25:

Three Months Ended March 31, 2008
Nonvested stock options subject to	Number of	Weighted Average
APB 25	Shares	Exercise Price
Nonvested at December 31, 2007	267,184	$41.31
Vested	(7,656)	36.48
Forfeited	(1,978)	41.23

Nonvested at March 31, 2008	257,550	$41.45

     Historically, a portion of the Company’s annual retirement plan contributions and annual bonuses were paid in the form of shares of the Company’s common stock. As described more fully in Note 2, the Company entered into the Merger Agreement, which imposed certain limitations on the Company’s ability to issue shares of its common stock. As a result, in January 2008, the Company’s Board of Directors determined that the annual retirement plan contributions for 2007 and annual bonus paid in the first quarter of 2008 would be paid entirely in cash. The Company did not issue shares of stock in connection with retirement plan benefits or the annual bonus for the three-month period ending March 31, 2008. For the three months ended March 31, 2007, the Company recorded stock compensation totaling $2,160,000 associated with retirement plan benefits and issued 18,651 shares totaling $798,000 for annual bonuses.
     Repurchases of outstanding stock by the Company in exercise of its right of repurchase upon termination of employment (as defined) are made at estimated fair value. In connection with its right to repurchase the stockholdings of individuals who terminate their association with the Company, the Company recognized stock compensation expense of $7,000 and $208,000 for the three months ended March 31, 2008 and 2007, respectively.
     Stock Compensation Plan
     The Company’s Stock Compensation Plan (the Restricted Stock Plan) is a restricted stock award plan that permits the award to key employees of up to 500,000 shares of common stock. Historically, awards of common stock under the Restricted Stock Plan were funded to a trust, and became fully vested

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
over five years. The fair value of shares awarded under the Restricted Stock Plan was based on the current formula stock price on the award date. As described more fully in Note 2, the Company entered into the Merger Agreement, which imposed certain limitations on the Company’s ability to issue shares of its common stock. Accordingly, the Company did not issue any stock awards under the restricted stock plan during the first quarter of 2008.
     The following table summarizes activity under the Restricted Stock Plan as of March 31, 2008 and changes during the three months ended March 31, 2008:

Three Months Ended March 31, 2008
	Number of	Weighted Average
Shares of Restricted Stock	Shares	Grant-Date Fair Value
Outstanding at December 31, 2007	50,863	$16.25
Granted	—	—
Distributed	(5,551)	24.92
Forfeited	—	—

Outstanding at March 31, 2008	45,312	$15.19

Vested, undistributed at March 31, 2008	33,875	$6.64

     The aggregate intrinsic value of outstanding restricted stock and vested but undistributed shares of restricted stock at March 31, 2008 was $2,255,000 and $1,686,000, respectively.
     The following table summarizes the Company’s nonvested restricted stock as of March 31, 2008 and changes during the period then ended:

Three Months Ended March 31, 2008
		Weighted Average
		Grant-Date Fair
Nonvested Shares of Restricted Stock	Number of Shares	Value
Nonvested at December 31, 2007	16,988	$35.41
Granted	—	—
Vested	(5,551)	24.92
Forfeited	—	—

Nonvested at March 31, 2008	11,437	$40.51

     The Company recorded compensation expense related to restricted stock awards of $36,000 and $39,000 during the three months ending March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $319,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Restricted Stock Plan. Such cost is expected to be recognized over a weighted average period of 3.3 years. The total grant-date fair value of shares vested during the three-month periods ended March 31, 2008 and 2007 was $138,000 and $157,000, respectively.

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7 – Computation of Earnings Per Share (EPS)

	Three months ended March 31,
	2008	2007
Basic EPS
Net income	$4,370,000	$4,339,000

Weighted average shares outstanding	4,892,254	4,857,546

Per share amounts	$0.89	$0.89

Diluted EPS
Net income	$4,370,000	$4,339,000

Weighted average shares outstanding	4,892,254	4,857,546
Stock options	168,503	191,419
Restricted stock	9,306	17,177

	5,070,063	5,066,142

Per share amounts	$0.86	$0.86

Note 8 – Recent Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating SFAS 161 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations [“SFAS 141(R)”]. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB

SPARTA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has chosen not to adopt SFAS 159.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. The Company adopted the requirements of SFAS 157 at the beginning of 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The Company’s fiscal year is the 52 or 53-week period ending on the Sunday closest to December 31. Fiscal years 2008 and 2007 comprise the 52-week periods ending December 28, 2008 and December 30, 2007, respectively. The first quarters of fiscal 2008 and 2007 comprised the 13 weeks ended March 30, 2008 and April 1, 2007, respectively. To aid the reader of the financial statements, the fiscal 2007 year-end has been presented as December 31, 2007 and the three-month periods have been presented as March 31, 2008 and March 31, 2007.
     As more fully described in Note 2 to the consolidated financial statements, on January 15, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement,” and the merger contemplated therein, the “Proposed Merger”) by and among the Company, Cobham Holdings Inc., a Delaware Corporation (“Cobham”) and Rocob Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of Cobham (“Merger Sub”). Cobham is a wholly-owned subsidiary of Cobham plc, a public limited company organized under the laws of England and Wales. On April 11, 2008, the Company’s stockholders approved the proposal to adopt the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Company and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Cobham. The Proposed Merger remains subject to the satisfaction of certain conditions, including, but not limited to the receipt of certain government approvals. The Company anticipates that the Proposed Merger will close during the second quarter of 2008.
     The following table presents certain key operating data for continuing operations for the periods indicated:

	Operating Results
	(amounts in thousands, except percentages)
	Three Months ended March 31,
	2008	2007
Sales	$68,341	$66,965
Sales by business area, as a percentage of total sales:
Ballistic Missile Defense (“BMD”)	48%	50%
Other Dept of Defense (“DoD”)	50%	48%
Non-DoD	2%	2%
Operating Income	$6,930	$7,041
Operating Margin	10.1%	10.5%
Net income	$4,370	$4,339
     The Company’s contract revenues for the three-month period ended March 31, 2008 increased 2.1% from $67.0 million for the first quarter of 2007 to $68.3 million for the first quarter of 2008.
     Revenues on BMD programs decreased 1.9% from $33.3 million during the first quarter of 2007 to $32.7 million for the first quarter of 2008. Although the Company continued to generate growth in its core BMD business base through expansion of work effort on various BMD program elements, this growth was offset by decline in support to a U.S. Army BMD program resulting from federal budget cuts on this program.
     Revenues from DoD programs other than BMD and from intelligence programs increased 8.0% from $31.9 million during the first quarter of 2007 to $34.5 million during the first quarter of 2008. This increase was due to several factors. First, revenue increased $2.1 million on a variety of programs with the U.S. Air Force, predominately engineering support efforts on a variety of space and missile systems, intelligence programs and composite hardware programs. Revenue also increased $0.9 million due to increased support for a number of composite hardware programs, predominately with the U.S. Army and U.S. Navy. Offsetting this growth was a $0.7 million decline in revenue due to a reduction in engineering support efforts on a variety of network centric warfare programs with the largest decline occurring on programs with the U.S. Navy. Revenues on Non-DoD programs were $1.2 million and $1.8 million for the periods ending March 31, 2008 and 2007, respectively.
          Operating income as a percentage of revenue declined from 10.5% in the first quarter of 2007 to 10.1% in the first quarter of 2008. The decline in income from operations is due to increases in share-based compensation expense as well as revised estimates of revenue and profits on certain contracts. Management reviews contract performance, costs incurred and estimated costs to complete on a regular basis as well as when contracts are finalized. Revisions to revenue and profit estimates are reflected in income in the period in which the facts that give rise to the revision become known.
          The Company earned net interest income during the first quarters of both 2008 and 2007. Despite an increase in average cash balances during the first quarter of 2008, net interest income decreased due to the decline in average short- and medium-term interest rates. Additionally, in anticipation of the Proposed Merger described above and in Note 2 to the consolidated financial statements, the Company shortened the maturities of its investments. Both the Company’s investments in cash equivalents and the Company’s long-term debt are at floating rates.
          The Company’s effective income tax rate was 40% and 41% during the first quarters of 2008 and 2007, respectively.
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
          The Company has historically used an additional metric for assessing expected future business performance. In addition to funded and unfunded contract backlog, as defined above, the Company has historically included the expected value of future incremental funding on certain proposals where the Company expects a high probability of winning the procurement. The Company believes that this metric, denoted “Company-defined backlog” in the following table, is more indicative of its expected future revenues. For example, annualized Company-defined backlog as of December 31, 2006, 2005 and 2004 comprised 88%, 89% and 82% of sales for fiscal 2007, 2006 and 2005, respectively.
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
          The following table compares the Company’s contract backlog and Company-defined backlog at the dates indicated.

	March 31,	December 31,	March 31,
	2008	2007	2007
	(amount in thousands)
Annualized funded contract backlog	$167,400	$112,600	$137,100
Annualized unfunded contract backlog	91,200	113,500	77,100

Total annualized contract backlog	258,600	226,100	214,200
Expected 12-month value of future funding on proposals with high probability of winning procurement	45,700	55,500	56,500

Total annualized Company-defined backlog	$304,300	$281,600	$270,700

Total multi-year contract backlog	$569,000	$555,400	$528,400
Expected value of future funding on proposals with high probability of winning procurement	229,600	243,000	148,700

Total multi-year Company-defined backlog	$798,600	$798,400	$677,100

Annualized Company-defined backlog (by business area):
BMD	$154,100	$140,700	$148,600
Other DoD	144,700	136,800	116,900
Non-DoD	5,500	4,100	5,200

Total annualized Company-defined backlog	$304,300	$281,600	$270,700

     The annualized Company-defined contract backlog increased from $281.6 million at the end of 2007 to $304.3 million as of March 31, 2008, an increase of 8%. During the first quarter of 2008, BMD, Non-DoD and Other DoD contract backlog increased $13.4 million, $7.9 million and $1.4 million, respectively.
     The following list highlights significant contract wins awarded to the Company during the first quarter of 2008. The awards are comprised of one competitive prime contract, four competitive subcontracts, one sole-source prime contract, three add-ons to existing prime contracts and one add-on to an existing subcontract. For indefinite delivery/indefinite quantity (ID/IQ) and other multiple award contracts, revenues denoted below reflect the Company’s best estimates of revenues to be realized over the term of the contract. However, there can be no assurance that the Company will realize such revenues, as there is uncertainty as to how much business the Company will ultimately be awarded under such contracts as we may be unable to successfully market tasks or otherwise increase our revenue under these contract vehicles.
▪	Exercise of a Missile Defense Agency (MDA) prime contract award-term option for support to the Deputy for Test (DT) Program, estimated value of $37.5 million over a period of one year.

▪	Subcontract with the Defense Intelligence Agency (DIA) for the Chief Information Assurance Officer Support Program, estimated value of $7.0 million over five years.

▪	Subcontract with the U.S. Air Force Electronic Systems Command for the Joint Mission Planning System Program, estimated value of $4.4 million over two years and seven months.

▪	Two add-ons to existing prime contracts with the Federal Bureau of Investigation for the Data Processing Support Program and the P2 Program, total estimated value of $4.1 million with individual performance periods of one year each.

▪	Prime contract with the Office of Naval Research for the Large Tactical Sensor Network Program, estimated value of $3.2 million over three years.

▪	Subcontract with Lockheed-Martin for the Missile Defense National Team Follow-on Program, estimated value $1.8 million over a one year period.

▪	Sole-source prime contract with a classified customer with an estimated value of $1.7 million for a period of one year.

▪	Add-on to an existing MDA subcontract for the Ground-Based Midcourse Defense Operational Availability Program, estimated value of $1.5 million over a performance period of one year.

▪	Subcontract with Pratt & Whitney for the Joint Strike Fighter Program, estimated value of $1.2 million over a one year period.
     During the first quarter, the Company lost three competitive bids submitted for subcontracts totaling $82.2 million. The first quarter losses included a bid submitted to the U.S. Air Force for the Network and Space Operations and Maintenance Program that was valued at $40 million over a six year period. The Company also lost a bid submitted to the Aegis Program Office for the Aegis Ballistic Missile Defense Scientific, Engineering and Technical Assistance Program that was valued at $21.2 million over a period of five years. Finally, the Company lost a bid submitted to the U.S. Geological Survey for the LANDSAT Data Continuity Mission that was valued at $21.0 million over a five year period.
Liquidity and Capital Resources
     The following table sets forth, for the periods indicated, selected financial information:

	Balance at
	March 31, 2008	December 31, 2007	March 31, 2007
Cash and cash equivalents	$51,375,000	$37,163,000	$27,682,000
Short-term investments	$198,000	$15,447,000	$9,393,000
Stockholders’ equity	$83,421,000	$85,171,000	$64,479,000
Notes payable	$10,240,000	$11,344,000	$11,208,000
Borrowings under line of credit	—	—	—
Current ratio	2.8	2.8	2.5
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

     The Company’s bank line of credit provides for borrowings of up to $10.0 million and matures July 1, 2010. Borrowings under the line of credit agreement are secured by accounts receivable and certain equipment and improvements, and bear interest at the prime rate. The line of credit agreement prohibits the payment of dividends by the Company without the bank’s prior consent and requires the Company to maintain certain financial ratios. The Company was in compliance with all such requirements at March 31, 2008. The Company believes that, as in the past, it will be able to renew its banking agreement under similar terms. There were no amounts outstanding under the bank line of credit at March 31, 2008.
     Generally, the Company limits its stockholders to current employees and directors of the Company. Accordingly, the Company’s Amended and Restated Certificate of Incorporation places restrictions on the transferability of the Company’s common stock and grants the Company the right, but not the obligation, to repurchase the shares held by any stockholder whose association with the Company terminates. Although not obligated to do so, the Company generally exercises its right to repurchase the stockholdings of all individuals terminating their association with the Company, so as to retain all stockholdings among active employees and directors. As of March 31, 2008, former employees held approximately 3.2% of the Company’s outstanding common stock.
     In addition to repurchasing the stockholdings of terminated employees, the Company has established and maintains a program that periodically permits the Company’s stockholders to offer shares for sale to the Company. The Company’s repurchase program, which is conducted on a quarterly basis, is a voluntary program on the part of the Company, and the Company’s stockholders therefore have no right to compel the Company to repurchase any of the stockholders’ shares. Accordingly, there can be no assurance that the Company will continue its voluntary repurchase program. Moreover, the number of shares that the Company may repurchase is subject to legal restrictions imposed by applicable corporate law affecting the ability of corporations generally to repurchase shares of their capital stock. In addition, the number of shares which the Company may repurchase is subject to a self-imposed quarterly repurchase limitation which is designed to ensure that the Company’s repurchase of its shares does not materially impair the Company’s liquidity or financial condition. The Board of Directors may approve waivers to the self-imposed quarterly repurchase limitation. As a result of the Merger Agreement, which imposed certain restrictions on the Company’s ability to repurchase shares of its common stock, the Company suspended the voluntary stock repurchase program scheduled for the first quarter of 2008, pending consummation of the Proposed Merger or termination of the Merger Agreement.
Cash Flow Information
     During the three months ended March 31, 2008, the Company’s cash balances increased $14.2 million compared with the prior year-end.
     Operating activities generated $0.3 million in cash during the first quarter of 2008. The Company generated $4.4 million in net income during the three months ended March 31, 2008. Non-cash expenses totaled $1.3 million, of which $0.4 million related to the Company’s practice of issuing shares of common stock and options in connection with certain compensation and benefit plans. As a result of entering into the Merger Agreement (described more fully in Note 2 to the consolidated financial statements), which imposed certain limitations on the Company’s ability to issue shares of its common stock, the Company’s Board of Directors determined that the annual retirement plan contribution for 2007 would be paid entirely in cash, rather than part in cash and part in stock as had been historically done. Accordingly, the Company canceled 136,948 shares of common stock valued at $6.7 million.
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
          The Company’s operating activities generated $0.8 million in cash from working capital during the first quarter of 2008. Working capital generated by reductions in accounts receivable, increases in billings in excess of costs plus earnings and increases in income taxes payable were partially offset by working capital required to fund accounts payable, accrued compensation, and increases in prepaid expenses.
          Through the three months ended March 31, 2008, the Company’s capital expenditures totaled approximately $0.3 million. The Company anticipates capital expenditures will range from 1.5% to 2.0% of sales during 2008. Additionally, in anticipation of the Proposed Merger, during the three month period ended March 31, 2008, the Company redeemed (at maturity) approximately $15.2 million of short-term investments. Under generally accepted accounting principles, the Company classifies investments with initial maturities ranging from three to twelve months as short-term investments.
          During the three months ended March 31, 2008, the Company repurchased for cash a total of 14,272 common shares totaling approximately $0.7 million in connection with the aforementioned stock repurchase policies. Year-to-date principal payments on promissory notes as of the end of the first quarter of 2007 totaled $1.1 million. Proceeds from the issuance of common stock, primarily resulting from the exercise of stock options, totaled $0.8 million. The Company also generated cash flow (in the form of a reduction in its income tax liabilities) of $0.1 million as a result of the income tax benefit relating to its stock compensation plans.
          The Company anticipates that its existing capital resources and access to its line of credit will be sufficient to fund planned operations for the next year and for the foreseeable future.
          The Company’s significant contractual obligations relate to promissory notes payable and operating lease commitments. As of March 31, 2008, the Company has no significant commercial commitments, nor significant commitments for capital expenditures. As of March 31, 2008, contractual obligations are payable as follows:

	Payments Due by Period
	(amounts in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Promissory Notes	$10,240	$2,767	$6,101	$1,372	$—
Operating Leases	40,210	9,577	16,554	6,192	7,887

Total Contractual Obligations	$50,450	$12,344	$22,655	$7,564	$7,887

Effects of Federal Funding for Defense Programs
          The Company continues to derive over 90% of its revenues from contracts with U.S. government agencies. The Company’s government contracts may be terminated, in whole or in part, at the convenience of the customer (as well as in the event of default). In the event of a termination for convenience, the customer is generally obligated to pay the costs incurred by the Company under the contract plus a fee based upon work completed. The Company does not anticipate any termination of programs or contracts in 2008. However, no assurances can be given that such events will not occur.

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
Recent Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating SFAS 161 and has not yet determined the impact the adoption will have on the consolidated financial statements.
          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations [“SFAS 141(R)”]. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.
          In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.
          In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has chosen not to adopt SFAS 159.
          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework and expands disclosures regarding the use of fair value measurements. The Company adopted the requirements of SFAS 157 at the beginning of 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Forward-Looking Statements
          Certain statements contained in this Quarterly Report on Form 10-Q regard matters that are not historical facts and are forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and the Securities Act of 1934, as amended, and the rules promulgated pursuant to the Securities Act of 1933, as amended. Forward-looking statements can often be identified by their use of words such as “may”, “will”, “expects”, “plans”, “estimates”, “intends”, “believes” or “anticipates”, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning anticipated sources of revenue, expected national defense priorities, anticipated levels of government funding, and our estimates, assumptions and judgments. All forward-looking statements involve risks and uncertainties that are difficult to predict. Those risks and uncertainties include, among others, the effect of the loss of the Company’s status as a small business, the variability of government funding, changing priorities of Presidential Administrations and/or Congress, changing geopolitical conditions, possible changes in government procurement procedures, the availability of highly skilled and educated employees required by the Company, and other matters described in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All forward-looking statements speak only as of the date of this Report, and are based on the information available to us at that time. Such information is subject to change, and we will not necessarily inform you of such changes. The forward-looking statements are not guarantees of future events and, therefore, the Company’s performance could differ materially and adversely from those contemplated by any forward-looking statements as a result of various factors, some of which are discussed in this Report and the other filings that we make from time to time with the Securities and Exchange Commission, which you should carefully review. We undertake no obligation to publicly revise or update any forward-looking statement for any reason.
          Additional factors related to the Proposed Merger (as defined herein) that could cause actual results to differ materially include, but are not limited to: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the proposal or the merger agreement; (3) the inability to complete the merger due to the failure to satisfy conditions to the completion of the merger, including the receipt of other required regulatory approvals; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Proposed Merger; and (5) the amount of the costs, fees, expenses and charges incurred by the Company related to the Proposed Merger, including the Company’s obligation to pay Cobham a termination fee if the Proposed Merger is not consummated under certain circumstances.
Item 3 Quantitative and Qualitative Disclosures about Market Risk
          For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2007. Our exposures to market risk have not changed materially since December 31, 2007.
Item 4 Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

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
          As required by Rule 13a-15(b) and 15d-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2008, at the reasonable assurance level.
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
Item 1A Risk Factors
          For disclosures about risk factors applicable to the Company, see Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2007. Risk factors applicable to the Company have not changed materially since December 31, 2007.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)           Not Applicable

(c) Issuer Purchases of Equity Securities

				Maximum Number (or
	Total	Average	Total Number of Shares	Approximate Dollar Value)
	Number of	Price	Purchased as Part of	of Shares that May Yet Be
	Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
January (12/31/07 – 1/27/08)	8,119	$48.77	—	—
February (1/28/08 – 2/24/08)	5,190	49.72	—	—
March (2/25/08 – 3/30/08)	963	49.77	—	—

Total	14,272	$49.18	—	—

          As previously discussed, the Company maintains a voluntary stock repurchase program which enables its stockholders to offer shares for sale to the Company on designated dates, usually February 21, May 21, August 21 and November 21. Such repurchase programs are generally announced approximately 30 days prior to the designated date, in conjunction with the calculation of the stock price. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Lack of Public Market; Internal Repurchase Program” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
          As a result of the Merger Agreement, which imposed certain restrictions on the Company’s ability to repurchase shares of its common stock, the Company suspended the voluntary stock repurchase program scheduled for the first quarter of 2008, pending consummation of the Proposed Merger or termination of the Merger Agreement. Stock repurchases during the quarter resulted primarily from the Company’s exercise of its right of first refusal upon the termination of a stockholder’s employment with the Company. See “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities – Repurchase Rights of the Company, Restrictions on Transferability” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 3 Defaults Upon Senior Securities
     Not Applicable
Item 4 Submission of Matters to a Vote of Security Holders
     On April 11, 2008, the Company held a Special Meeting of its Stockholders. At this meeting, the Company’s stockholders approved a proposal to adopt the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Company, and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Cobham. The Merger remains subject to the satisfaction of certain conditions, including, but not limited to the receipt of certain governmental approvals. Additionally, the

Company’s stockholders approved a proposal to postpone or adjourn the special meeting, if necessary or appropriate, to solicit additional proxies. The Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008.
     The results of the voting for each proposal were as follows: (i) approval of the Merger Agreement (4,253,167 votes in favor, comprising 86.69% of the outstanding shares entitled to vote; 339,442 votes against or withheld, comprising 6.92% of the outstanding shares entitled to vote; and 195,925 abstentions comprising 3.99% of the outstanding shares entitled to vote); and (ii) approval of postponement or adjournment, if necessary (4,423,029 votes in favor, comprising 90.15% of the outstanding shares entitled to vote; 301,795 votes against or withheld, comprising 6.15% of the outstanding shares entitled to vote; and 63,790 abstentions comprising, 1.30% of the outstanding shares entitled to vote).
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

SPARTA, INC. (Registrant)

Date: May 12, 2008	By:	/s/ David E. Schreiman
David E. Schreiman
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.